Form 10QSB
period 1999-09-30
AVERY COMMUNICATIONS INC
filed 1999-11-15
CIK 946855

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                 -------------

                                  FORM 10-QSB

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1999

                                      Or

[_] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from   to


                       Commission File Number  000-27095
                                 -------------

                          AVERY COMMUNICATIONS, INC.

            (Exact name of registrant as specified in its charter)

                  DELAWARE                             12-2227079
         (State or other jurisdiction of          (IRS Employer ID No.)
          incorporation or organization)
          190 SOUTH LASALLE STREET,                       60603
                 SUITE 1710
             CHICAGO, ILLINOIS
     (Address and principal executive offices)          (Zip code)
                                (312) 419-0077
             (Registrant's telephone number, including area code)

     The number of shares outstanding of each of the issuer's classes of common equity, as of November 9, 1999


            TITLE OF CLASS                 NUMBER OF SHARES OUTSTANDING
            --------------                 ----------------------------
     Common Stock, $.01 par value                    9,803,949

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

                                     INDEX


     PART I    FINANCIAL INFORMATION                                        PAGE

     Item 1.   Interim Condensed Consolidated Financial Statements            1
               (Unaudited)

               Condensed Consolidated Balance Sheets - September 30,          1
               1999 and December 31, 1998

               Condensed Consolidated Statements of Operations - For          2
               the Three and Nine Months Ended September 30, 1999
               and 1998

               Condensed Consolidated Statements of Cash Flows - For          3
               the Nine Months Ended September 30, 1999 and 1998

               Notes to Interim Condensed Consolidated Financial              4
               Statements

     Item 2.   Management's Discussion and Analysis of Financial              8
               Condition and Results of Operations

     PART II   OTHER INFORMATION                                             13

     Item 1    Legal Proceedings                                             13

          ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                                              ---------------    --------------
                                                                                               September 30,      December 31,
                                            ASSETS                                                 1999               1998
                                                                                              ---------------    --------------
Current assets:
  Cash and cash equivalents                                                                    $       2,199     $       1,086
  Trade accounts receivable                                                                              935             1,091
  Advance payment receivables, net of allowance for doubtful accounts
    of $189 at September 30, 1999                                                                      6,192            11,893
  Other receivables, net of allowance for doubtful accounts
    of $235 at September 30, 1999 and December 31, 1998                                                  231               487
  Other                                                                                                  143                12
                                                                                               -------------     -------------
        Total current assets                                                                           9,700            14,569
                                                                                               -------------     -------------
Property and equipment:
  Furniture, fixtures and equipment                                                                    1,392             1,224
  Accumulated depreciation and amortization                                                             (442)             (249)
                                                                                               -------------     -------------
        Total equipment, net                                                                             950               975
                                                                                               -------------     -------------
Other assets:
  Goodwill, net                                                                                        2,786             2,994
  Capitalized acquisition costs                                                                          267                --
  Purchased contracts, net                                                                                98                35
  Deposits                                                                                               532             1,570
  Other                                                                                                  436               595
                                                                                               -------------     -------------
        Total other assets                                                                             4,119             5,194
                                                                                               -------------     -------------
        Total assets                                                                           $      14,769     $      20,738
                                                                                               =============     =============

                                                                                              ---------------    --------------
                                                                                               September 30,      December 31,
                             LIABILITIES AND STOCKHOLDERS' DEFICIT                                 1999               1998
                                                                                              ---------------    --------------
Current liabilities:
  Line of credit                                                                               $           8     $       5,767
  Current portion of notes payable (including $250 to related parties
    at September 30, 1999)                                                                               257                 7
  Trade accounts payable (including $17 to related parties at
    December 31, 1998)                                                                                 4,471             3,890
  Accrued liabilities                                                                                  2,813             2,066
  Deposits and other payables                                                                          8,425             9,852
                                                                                               -------------     -------------
        Total current liabilities                                                                     15,974            21,582
                                                                                               -------------     -------------
Long-term liabilities:
  Long-term portion of notes payable (including $323 and $317 to
    related parties at September 30, 1999 and December 31, 1998, respectively)                           323               317
                                                                                               -------------     -------------
Stockholders' deficit:
  Preferred stock (20,000,000 shares authorized): (See Note 4)                                            28                28
  Common stock, $0.01 par value, 20,000,000 shares authorized,
    9,803,949 shares issued and outstanding at September 30, 1999 and
    December 31, 1998                                                                                     98                98
  Additional paid-in capital                                                                           8,165             8,418
  Accumulated deficit                                                                                 (7,837)           (7,839)
  Treasury stock, 1,176,916 and 1,130,250 shares at September 30, 1999 and
    December 31, 1998, respectively, at cost                                                          (1,982)           (1,866)
                                                                                               -------------     -------------
        Total stockholders' deficit                                                                   (1,528)           (1,161)
                                                                                               -------------     -------------
        Total liabilities and stockholders' deficit                                            $      14,769     $      20,738
                                                                                               =============     =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  Three Months Ended                         Nine Months Ended
                                                     September 30,                             September 30,
                                                  1999           1998                        1999           1998
                                               ---------       ---------                  ---------      ---------
Revenues                                           6,608           4,654                     16,336         14,253
Cost of revenues                                   5,045           2,111                     12,158          9,190
                                               ---------       ---------                  ---------      ---------
    Gross profit                                   1,563           2,543                      4,178          5,063
Operating expenses                                 1,296             894                      3,960          2,801
Charge in connection with terminated customers       -             4,150                        -            4,150
Advance funding program income                      (151)           (361)                      (452)        (1,049)
Advance funding program costs                         48             204                        193            524
                                               ---------       ---------                  ---------      ---------
    Operating income (loss)                          370          (2,344)                       477         (1,363)
Other income (expense):
  Interest expense                                   (78)           (209)                      (254)          (464)
  Financing fees and debt issuance costs             -               (23)                      (322)          (114)
  Other, net                                          39              89                        101            189
                                               ---------       ---------                  ---------      ---------
    Total other expense                              (39)           (143)                      (475)          (389)
                                               ---------       ---------                  ---------      ---------
    Net income (loss)                                331          (2,487)                         2         (1,752)
                                               =========       =========                  =========      =========
    Net income (loss) attributable to common
      stockholders after preferred dividends         259          (2,563)                      (213)        (2,018)
                                               =========       =========                  =========      =========
Per share data:
  Net income (loss) per share - basic               0.03           (0.29)                     (0.02)         (0.24)
  Net income (loss) per share - diluted             0.03           (0.29)                     (0.02)         (0.24)

Weighted average number of common shares:
  Basic common shares                          8,653,699       8,711,544                  8,657,582      8,468,027
  Diluted common shares                        8,795,095       8,711,544                  8,657,582      8,468,027

The accompanying notes are an integral part of these condensed consolidated financial statements.

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                   ---------------------
                                                                                                     Nine Months Ended
                                                                                                       September 30,
                                                                                                   ---------------------
                                                                                                     1999         1998
                                                                                                   --------     --------
Cash flows from operating activities:
   Net income (loss)                                                                                $     2      $(1,751)
   Adjustments to reconcile net income (loss) to net cash provided (used)
         by operating activities:
      Charge in connection with terminated customers                                                      -        4,150
      Amortization of loan discounts                                                                      6           30
      Write-off loan costs                                                                                -           90
      Write-off unamortized loan discounts                                                                -           84
      Depreciation and amortization                                                                     398          378
      Financing fees in connection with issuance of warrants                                              -          119
   Change in assets and liabilities, net of effects of assets and liabilities disposed of:
      Trade accounts receivable                                                                         155         (157)
      Advance payment receivables                                                                     5,513         (961)
      Other receivables                                                                                 256          204
      Trade accounts payable and accrued liabilities                                                  1,327         (614)
      Deposits and other payables                                                                    (1,238)      (3,381)
      Other assets                                                                                    1,045         (396)
                                                                                                    -------      -------
         Net cash provided (used) by operating activities                                             7,464       (2,205)
                                                                                                    -------      -------
Cash flows from investing activities:
   Purchase of property and equipment                                                                  (168)        (638)
   Cash received in connection with sale of Bordercomm                                                    -        1,651
   Purchases of billing contracts                                                                       (60)         (48)
   Acquisition costs                                                                                   (267)           -
   Cash paid for treasury stock                                                                        (115)           -
                                                                                                    -------      -------
         Net cash provided (used) by investing activities                                              (610)         965
                                                                                                    -------      -------
Cash flows from financing activities:
   Issue notes receivable                                                                               (80)           -
   Proceeds from notes payable                                                                          510        3,658
   Principal payments on notes payable                                                               (5,918)      (1,599)
   Payment of preferred stock dividends                                                                (253)        (446)
   Redemption of preferred stock for cash                                                                 -       (1,460)
   Issuance of shares of common and preferred stock for cash                                              -          227
                                                                                                    -------      -------
         Net cash provided (used) by financing activities                                            (5,741)         380
                                                                                                    -------      -------
Increase (decrease) in cash                                                                           1,113         (860)

Cash at beginning of period                                                                           1,086          988
                                                                                                    -------      -------
Cash at end of period                                                                               $ 2,199      $   128
                                                                                                    =======      =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
         NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


     NOTE 1. BASIS OF PRESENTATION

     The interim condensed consolidated financial statements included herein have been prepared by Avery Communications, Inc. ("ACI"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the accompanying interim condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for such periods. All such adjustments are of a normal recurring nature. It is recommended that these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Report on Form SB-2 for the years ended December 31, 1998 and 1997. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Certain reclassifications have been made to conform to current classifications.

     NOTE 2. EARNINGS (LOSS) PER SHARE

     Earnings per share for all periods have been restated to reflect the adoption of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which established standards for computing and presenting earnings per share ("EPS") for entities with publicly held common stock or potential common stock. SFAS No. 128 requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS differs from basic EPS due to the assumed conversions of potentially dilutive convertible preferred stock, convertible debt and warrants that were outstanding during the period. The following is a reconciliation of the numerators and the denominators of the basic and diluted per-share computations for net income (loss).

     Income (loss) per share for the nine months ended September 30, 1999 and 1998 is computed by dividing the net income (loss) decreased (increased) by the preferred stock dividends of $214,400 and $266,782, respectively, by the weighted average number of shares of common stock outstanding during the respective periods. The effect of the preferred stock dividend on the basic income (loss) per common share was $0.02 and $0.03 per weighted average common share outstanding for the nine months ended September 30, 1999 and 1998, respectively. The effect of outstanding warrants and options on the computation of net income (loss) per share for the nine months ended September 30, 1999 and 1998 and the three months ended September 30, 1998 would be antidilutive and, therefore, is not included in the computation of weighted average shares for that period.

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
         NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 2. EARNINGS PER SHARE (continued)

                                                             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                             --------------------------------------------
                                                             INCOME (LOSS)       SHARES         PER SHARE
                                                              (NUMERATOR)     (DENOMINATOR)      AMOUNT
                                                              -----------     -------------     ---------
BASIC EPS
Net income (loss)                                                   2
   Preferred stock dividend                                      (215)
                                                               ------
Net income (loss) available to common stockholders               (213)          8,657,582         (0.02)
                                                                                                  =====
EFFECT OF POTENTIALLY DILUTIVE SECURITIES
   Warrants
   Convertible Preferred Stock
   Convertible Debt
                                                                                ---------
DILUTED EPS
Net income (loss) available to common stockholders
 including assumed conversions                                   (213)          8,657,582         (0.02)
                                                               ======           =========         =====

                                                             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                                             --------------------------------------------
                                                             INCOME (LOSS)       SHARES         PER SHARE
                                                              (NUMERATOR)     (DENOMINATOR)      AMOUNT
                                                             -------------    -------------     ---------
BASIC EPS
Net income (loss)                                              (1,752)
   Preferred stock dividend                                      (266)
                                                               ------
Net income (loss) available to common stockholders             (2,018)          8,468,027         (0.24)
                                                                                                  =====
EFFECT OF POTENTIALLY DILUTIVE SECURITIES
   Warrants
   Convertible Preferred Stock
   Convertible Debt
                                                                                ---------
DILUTED EPS
Net income (loss) available to common stockholders
 including assumed conversions                                 (2,018)          8,468,027         (0.24)
                                                               ======           =========         =====

                                                              FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
                                                              ---------------------------------------------
                                                              INCOME (LOSS)       SHARES         PER SHARE
                                                               (NUMERATOR)     (DENOMINATOR)       AMOUNT
                                                              -------------    -------------     ----------
BASIC EPS
Net income (loss)                                                  331
   Preferred stock dividend                                        (72)
                                                                ------
Net income (loss) available to common stockholders                 259           8,653,699          0.03
                                                                                                   =====
EFFECT OF POTENTIALLY DILUTIVE SECURITIES
   Warrants                                                                        141,396
   Convertible Preferred Stock
   Convertible Debt
                                                                                 ---------

DILUTED EPS
Net income (loss) available to common stockholders
 including assumed conversions                                     259           8,795,095          0.03
                                                                ======           =========         =====

                                                              FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
                                                              ---------------------------------------------
                                                              INCOME (LOSS)        SHARES         PER SHARE
                                                               (NUMERATOR)      (DENOMINATOR)      AMOUNT
                                                              -------------     -------------     ---------
BASIC EPS
Net income (loss)                                                (2,487)
   Preferred stock dividend                                         (76)
                                                                 ------
Net income (loss) available to common stockholders               (2,563)          8,711,544        (0.29)
                                                                                                   =====
EFFECT OF POTENTIALLY DILUTIVE SECURITIES
   Warrants
   Convertible Preferred Stock
   Convertible Debt
                                                                                  ---------
DILUTED EPS
Net income (loss) available to common stockholders
  including assumed conversions                                  (2,563)          8,711,544        (0.29)
                                                                 ======           =========        =====

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
         NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

     NOTE 3. COMMITMENTS AND CONTINGENCIES

     The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business. The Company believes it is unlikely that the final outcome of any of the claims or proceedings to which the Company is a party will have a material adverse effect on the Company's financial position or results of operations; however, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company's results of operations for the fiscal period in which such resolution occurred.

     In February 1999, Corsair Communications, Inc. ("Corsair") and its wholly owned subsidiary, Subscriber Computing, Inc., sold substantially all of the assets relating to Subscriber's Communication Resource Manager billing system and intelligent Message Router to Wireless Billing Systems, ("Wireless"), a wholly owned subsidiary of Primal Systems, Inc. Under the terms of the Corsair acquisition agreement, Avery guaranteed the obligations of Wireless, which are a note to Corsair for $2.2 million and monthly office space rental payments of $38,000. The Corsair note bears interest at the annual rate of 10% is due May 26, 2001 and has a five year amortization schedule which generates monthly payments of $48,000. The office space rental payments relate to office space sublet by Wireless from Corsair.


     NOTE 4. PREFERRED STOCK

     The details of preferred stock as of the periods indicated were as follows:

                                                                                       (In Whole Dollars)
                                                                                   September 30,  December 31,
                                                                                   ---------------------------
                                                                                       1999           1998
                                                                                   ------------   ------------
Preferred stock (20,000,000 shares authorized):
  Series A; $0.01 par value, 800,000 shares authorized, 400,000 shares issued and outstanding at September 30, 1999 and December 31, 1998,
    (liquidation preference of $400,000)                                              4,000          4,000

  Series B; $0.01 par value, 1,050,000 shares authorized, 390,000 shares issued and outstanding at September 30, 1999 and December 31, 1998
    (liquidation preference of $390,000)                                              3,900          3,900

  Series C; $0.01 par value, 340,000 shares authorized, 70,000 shares issued and outstanding at September 30, 1999 and December 31, 1998
    (liquidation preference of $70,000)                                                 700            700

  Series D; $0.01 par value, 1,500,000 authorized, issued and outstanding at
    September 30, 1999 and December 31, 1998
    (liquidation preference of $1,500,000)                                           15,000         15,000

  Series E; $0.01 par value, 350,000 authorized, issued and outstanding at
    September 30, 1999 and December 31, 1998
    (liquidation preference of $350,000)                                              3,500          3,500
                                                                                   ---------      ---------
   Total Preferred                                                                   27,100         27,100
                                                                                   =========      =========

     NOTE 5. RELATED PARTY TRANSACTIONS

     During the nine months ended September 30, 1999 the Company repurchased an additional 621,746 warrants from entities controlled by its chairperson, for $621,746. The warrant exercise prices ranged from $1.00 to $1.50 per share. $321,746 was recorded as financing fees and debt issuance costs as the underlying warrants were originally issued in connection with debt transactions. The balance of $300,000 was recorded as compensation.


     NOTE 6. CHARGE IN CONNECTION WITH TERMINATED CUSTOMERS

     In the third and fourth quarters of calendar 1998, the Company recorded charges in connection with terminated customers totaling $4,271,000. Of this amount, $4,150,000 was recorded in the third quarter of 1998. At December 31, 1998 the remaining reserve was $2.8 million. The reserve balance at September 30, 1999 was $1.4 million.

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
         NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

     NOTE 7. SUBSEQUENT EVENTS

     The Primal Acquisition

     In March 1999, Avery entered into a merger agreement with Primal Systems, Inc (Primal) and certain shareholders of Primal. Avery exercised its option to consummate the merger effective after the close of business on September 30, 1999. Primal is a privately held software development corporation that designs, develops and supports an integrated suite of client/server and browser-based software solutions focusing on customer acquisition and retention in the telecommunications industry, primarily utilizing decision support software and internet technologies.

     At the time of the merger, Avery issued 4,000,000 shares of Avery's convertible preferred stock in exchange for all of the issued and outstanding shares of Primal. Of this amount, 2,000,000 shares will be held in escrow, to be issued to Primal's shareholders based upon the operating performance of Primal from August 1, 1999 through July 31, 2000. Upon the meeting of certain operating performance thresholds by Primal during this period, the Primal shareholders may receive up to a maximum of 4,000,000 additional shares of Avery convertible preferred stock as additional consideration for the merger. In addition, upon Primal's satisfaction of certain operating performance levels during this period, certain shareholders of Primal will have the right in September through October, 2000 to require Avery to repurchase up to 1,550,000 shares of Avery common stock issued upon the conversion of Avery preferred stock received in the merger for the purchase price of $2.50 per share.

     The transaction will be accounted for using the purchase method of accounting with revenues and expenses of Primal being included in the Company's operations from the acquisition date.

     Mark J. Nielsen, Avery's President and Chief Executive Officer, is the Chairman of the Board and a significant shareholder of Primal.

     NOTE 8. UNAUDITED INTERIM FINANCIAL INFORMATION

     The unaudited interim financial information as of September 30, 1999 and for the nine months ended September 30, 1999 and 1998, has been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1999.

                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS

ITEM 2.

     This Quarterly Report on Form 10-QSB contains certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the company with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.


GENERAL

     The following is a discussion of the consolidated financial condition and results of operations of the Company for the quarters and nine months ended September 30, 1998 and 1999, respectively. It should be read in conjunction with the Interim Condensed Consolidated Financial Statements of the Company, the notes thereto and other financial information included elsewhere in this report, and the Company's Annual Report on Form SB-2 for the year ended December 31, 1998. For purposes of the following discussion, references to year periods refer to the Company's fiscal year ended December 31 and references to quarterly periods refer to the Company's fiscal quarter ended September 30.

                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL

                     CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

     The following table presents certain items in the Company's Condensed Consolidated Statements of Income:

                                                      Three Months Ended     Nine Months Ended
                                                         September 30,         September 30,
                                                       -----------------     -----------------
                                                        1999       1998       1999       1998
                                                       ------     ------     ------     ------
                                                         (In Thousands)         (In Thousands)
Revenues                                                6,608      4,654       16,336   14,253
Cost of revenues                                        5,045      2,111       12,158    9,190
                                                       ------    -------      -------  -------
     Gross profit                                       1,563      2,543        4,178    5,063
Operating expenses                                      1,158        767        3,581    2,466
Charge in connection with terminated customers              -      4,150            -    4,150
Advance funding program income                           (151)      (361)        (452)  (1,049)
Advance funding program costs                              48        204          193      524
Depreciation, depletion, and amortization                 138        127          379      335
                                                       ------    -------      -------  -------
     Operating income (loss)                              370     (2,344)         477   (1,363)
Other income (expense):
  Interest expense                                       (169)      (209)        (510)    (464)
  Financing fees and debt issuance costs                    -        (23)        (322)    (114)
  Other, net                                              130         89          357      189
                                                       ------    -------      -------  -------
     Total other expense                                  (39)      (143)        (475)    (389)
                                                       ------    -------      -------  -------
     Net income (loss)                                    331     (2,487)           2   (1,752)
                                                       ======    =======      =======  =======

     Operating Revenues

     The Company's revenues are derived primarily from the provision of billing clearinghouse and information management services to direct dial long distance carriers and operator services providers ("Local Exchange Carrier billing" or "LEC billing"). Revenues are also derived from enhanced billing services provided to companies that offer voice mail, paging and internet services or other non-regulated telecommunications equipment and services. LEC billing fees charged by the Company includes processing and customer service inquiry fees. Processing fees are assessed to customers either as a fee charged for each telephone call record or other transaction processed or as a percentage of the customer's revenue that is submitted by the Company to local telephone companies for billing and collection. Processing fees also include any charges assessed to the Company by local telephone companies for billing and collection services that are passed through to the customer. Customer service inquiry fees are assessed to customers either as a fee charged for each record processed by the Company or as a fee charged for each billing inquiry made by end users.

                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL

                     CONDITION AND RESULTS OF OPERATIONS

     Total revenues for the quarter ended September 30, 1999 were $6.6 million, an increase of 42.0% from the comparable prior year quarter. During the first nine months of 1999, total revenues increased 14.6% to $16.3 million from $14.3 million during the comparable period of 1998. LEC billing services revenues increased 67.7% to $5.1 million in the third quarter of 1999, from $3.0 million in the third quarter of 1998. For the first nine months of 1999, LEC billing services increased 28.6% to $12.1 million, from $9.4 million in the first nine months of 1998. The LEC billing services revenue increases are attributable primarily to an increase in the number of telephone call records processed and billed on behalf of direct dial long distance customers. Revenues derived from enhanced billing services customers decreased from the comparable prior year periods due to the Company canceling billing contracts with most of its enhanced services customers. Telephone call record volumes were as follows:



                             Three Months Ended      Nine Months Ended
                                September 30,           September 30,
                            -------------------      -----------------
                             1999        1998        1999        1998
                            ------      -------     -------     ------
                              (In Thousands)           (In Thousands)
Direct dial long distance
 services                   66,154      25,385      152,619     73,288

Enhanced billing services      173         740          586      1,518


Cost of Revenues

     Cost of revenues includes billing and collection fees charged to the Company by local telephone companies and related transmission costs, as well as all costs associated with the customer service organization, including staffing expenses and costs associated with telecommunications services. Billing and collection fees charged by the local telephone companies include fees that are assessed for each record submitted and for each bill rendered to its end-user customers. The Company achieves discounted billing costs due to its aggregated volumes and can pass these discounts on to its customers.

     The gross profit margin decreased from 54.6% to 23.7% from the prior year quarter ended September 1998 to the current year quarter, respectively. The gross profit margin also decreased from 35.5% to 25.6% from the prior year to date period to the current period ended September 30, 1999. Higher billing and collection costs as a percentage of revenue contributed to the decrease in the gross profit margin for both periods. Larger volume customers are being added and current customers continue to mature and advance up the quantity discount price list, which is also responsible for the decline in gross profit.

Charge in connection with Terminated Customers

     During the period ending September 30, 1998, Avery recorded a charge of $4.15 million. The charge relates primarily to cash received from local exchange carriers that has been paid by HBS to terminated customers and must be refunded to the local exchange carriers. Under its billing contracts with local exchange carriers, HBS is obligated to pay these refunds if it is unable to

                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL

                     CONDITION AND RESULTS OF OPERATIONS

collect them from its customers. For the nine months ending September 30, 1999, no such charges were incurred. As of September 30, 1999, the remaining reserve relating to the charge was $1.4 million. Management feels this amount is adequate to absorb future charges connected with terminated customers.

Selling, General and Administrative Expenses

     Selling, general and administrative ("SG&A") expenses are comprised of all selling, marketing and administrative costs incurred in direct support of the business operations of the Company. SG&A expenses for the third quarter of 1999 and 1998 were $1.2 million and $0.8 million, representing 17.5% and 16.4% of revenues, respectively. SG&A expenses for the first nine months of 1999 increased to $3.6 million, or 21.9% of revenues, from $2.5 million, or 17.3% of revenues, in the comparable period of 1998. The higher SG&A expenses were primarily due to the growth of the management infrastructure and technical staff to support the higher sales as well as increased costs associated with SEC registration and a one-time compensation charge.

Advance Funding Program Income and Costs

     Advance funding program income decreased 58.4% to $150,000 for the third quarter of 1999 from $361,000 for the third quarter of 1998. Advance funding program income for the first nine months of 1998 decreased 56.9% to $452,000 from $1,049,000 in the first nine months of 1998. The decrease was primarily the result of financing fewer customer receivables under the Company's advance funding program.

     Advance funding program costs decreased 76.6% to $48,000 for the third quarter of 1999 from $205,000 for the third quarter of 1998. Advance funding program costs for the first nine months of 1999 decreased 63.2% to $193,000 from $524,000 in the comparable period of 1998. In addition to declining from period to period, advance funding program costs declined relative to advance funding program income due to the use of internally generated funds for the financing of substantially all purchased receivables during the first nine months of 1999.

Income from Operations

     Income from operations in the third quarter of 1999 was $370,000, or 5.6% of revenues, compared to loss from operations of $2,344,000 or -50.4% of revenues, in the third quarter of 1998. Income from operations in the first nine months of 1999 increased to $477,000 or 2.9% of revenues, from a loss of $1,363,000 or -9.6% of revenues, in the first nine months of 1998. The increase in income from operations is attributable to higher revenues and no terminated customer charges offset by a decrease in gross profit.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash balance increased to $2.2 million at September 30, 1999 from $1.1 million at December 31, 1998. Large fluctuations in daily cash balances are normal due to the large amount of customer receivables that the Company collects on behalf of its customers. The Company's working capital position and current ratio decreased to a negative $6.3 million and 0.6:1 at September 30, 1999, from a negative $7.0 million and 0.7:1 at December 31, 1997, respectively. The decline in working capital is due in part to the use of cash generated from

                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL

                     CONDITION AND RESULTS OF OPERATIONS

operations of $7.5 million to the net payment of notes of $5.9 million, $0.3 million payment of cash dividends on preferred stock, and the purchase of $0.2 million purchases of property and equipment. Net cash generated (used) by operating activities was $7.5 million and $2.2 million in the first nine months of 1999 and 1998, respectively, and reflected the increase in net income and the decline in advanced payment receivables ($5.5 million), trade accounts payable and accruals ($1.3 million), and other assets ($1.0 million) from the prior year period.

     The Company has a $10.0 million revolving line of credit facility with a lender primarily to draw upon to advance funds to its billing customers before collection of the funds from the local telephone companies. This credit facility terminates on March 25, 2000. Borrowings under the credit facility are limited to a portion of the Company's eligible receivables. Substantially all of current advances to billing customers are being funded from the Company's operating cash flow. At September 30, 1999, the amount available under the Company's receivable financing facility was $3.7 million. This availability varies from day to day based on eligible receivables and cash collections.

     The Company's operating cash requirements consist principally of working capital requirements, requirements under its advance-funding program, scheduled payments of preferred dividends and capital expenditures. The Company believes cash flows generated from operations and periodic borrowings under its receivable financing facility, will be sufficient to fund capital expenditures, advance funding requirements, working capital needs and debt repayment requirements for the foreseeable future.

YEAR 2000 COMPLIANCE

     The efficient operation of the Company's business is highly dependent on its computer software programs and operating systems (collectively, "Programs and Systems"). These Programs and Systems are used in several essential areas of the Company's business, including LEC billing processing, information management services, and financial reporting, as well as in various administrative functions. The Company has been evaluating its Programs and Systems to identify potential year 2000 compliance problems, as well as manual processes, external interfaces with customers and services supplied by vendors to coordinate year 2000 compliance and conversion. The year 2000 problem refers to the limitations of the programming code in certain existing software programs to recognize date sensitive information for the year 2000 and beyond. Unless modified prior to the year 2000, such systems may not properly recognize such information and could generate erroneous data or cause a system to fail to operate properly.

     Based on current information, the Company expects to attain year 2000 compliance and institute appropriate testing of its modifications and replacements in a timely fashion and in advance of the year 2000 date change. It is anticipated that modification or replacement of the Company's Programs and Systems will be performed in-house by Company personnel. The Company believes that, with modifications to existing software and conversions to new software, the year 2000 problem will not pose a significant operational problem for the Company. However, because most computer systems are, by their very nature, interdependent, it is possible that non-compliant third party computers may not interface properly with the Company's computer

                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL

                     CONDITION AND RESULTS OF OPERATIONS

systems. The Company could be adversely affected by the year 2000 problem if it or unrelated parties fail to successfully address this issue. Management of the Company currently anticipates that the expenses and capital expenditures associated with its year 2000 compliance project will not have a material effect on its financial position or results of operations.


                           PART II-OTHER INFORMATION

     ITEM 1 LEGAL PROCEEDINGS

     Federal Trade Commission v. HOLD Billing Services, Ltd., et al., Civil Action No. SA-988-CA-0629-FB was settled in the U.S. District Court for the Western District of Texas in San Antonio, Texas on October 8, 1999.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf, thereunto duly authorized.

                                         Avery Communications, Inc.
                                        ----------------------------
                                               (Registrant)


Date                                /s/  Mark J. Nielsen
    ---------------------------     ----------------------------------
                                         Mark J. Nielsen, President


Date                                /s/  Scot McCormick
    ---------------------------     ----------------------------------
                                         Scot McCormick, Secretary