Form 10KSB40
period 1999-12-31
AVERY COMMUNICATIONS INC
filed 2000-03-30
CIK 946855

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               ----------------

                                  FORM 10-KSB

(Mark one)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934.

For the fiscal year ended December 31, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the transition period from       to

                         Commission File No. 000-27095

                               ----------------

                          AVERY COMMUNICATIONS, INC.
                (Name of Small Business Issuer in Its Charter)

               Delaware                              12-2227079
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)               Identification No.)

 190 South LaSalle Street, Suite 1710                   60603
           Chicago, Illinois                         (Zip code)
    (Address of Principal Executive
               Offices)

                                (312) 419-0077
               (Issuer's Telephone Number, Including Area Code)

                               ----------------

      Securities registered under Section 12(b) of the Exchange Act: None

        Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, par value $.01 per share

                                Title of Class

                               ----------------

  Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

   Issuers revenues for the most recent fiscal year................  $4,547,703
   Aggregate market value of the 1,487,741 shares of Common Stock held
   by non-affiliates of the registrant at the average bid and asked price on
   March 27, 2000..................................................  $5,393,061
   Number of shares of Common Stock outstanding as of the close of
   business on March 27, 2000......................................   8,816,531

                     DOCUMENTS INCORPORATED BY REFERENCE:

  Portions of the definitive proxy statement relating to the 2000 Annual Meeting of Stockholders of Avery Communications, Inc. are incorporated by reference into Part III of this report.

  Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                  PART I

Item 1.   Description of Business.........................................   1
Item 2.   Description of Properties.......................................   9
Item 3.   Legal Proceedings...............................................   9
Item 4.   Submission of Matters to a Vote of Security Holders.............   9

                                 PART II

Item 5.   Market for Common Equity and Related Stockholder Matters........  10
Item 6.   Management's Discussion and Analysis or Plan of Operation.......  11
Item 7.   Financial Statements............................................  15
Item 8.   Changes In and Disagreements With Accountants on Accounting and
        Financial Disclosure..............................................  15

                                 PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act..............  16
Item 10.   Executive Compensation.........................................  16
Item 11.   Security Ownership of Certain Beneficial Owners and
      Management..........................................................  16
Item 12.   Certain Relationships and Related Transactions.................  16
Item 13.   Exhibits and Reports on Form 8-K...............................  16
Index to Financial Statements.............................................  18

                                    PART I

Item 1. Description of Business

General

  Avery is a telecommunications service company which, through its operating subsidiaries, Hold Billing Services Company and Primal Solutions, Inc., is engaged in providing billing and collection services for inter-exchange carriers and long-distance resellers and in providing customer care systems, mediation systems and customer relationship management decision support systems to telecommunications carriers.

Hold Billing Services Company

 General

  Hold Billing Services Company is a third-party billing clearinghouse for the telecommunications industry. Hold Billing Services' customers consist primarily of direct dial long distance telephone companies. Hold Billing Services maintains billing arrangements with approximately 1,300 telephone companies that provide access lines to, and collect for services from, end-users of telecommunication services. Hold Billing Services processes transaction records and collects the related end-user charges from these telephone companies for its customers.

  Hold Billing Services' customers use Hold Billing Services as a billing clearinghouse for processing records generated by their end-users. Although such carriers can bill end-users directly, Hold Billing Services provides these carriers with a cost-effective means of billing and collecting residential and small commercial accounts.

  Hold Billing Services acts as an aggregator of telephone call records and other transactions from various sources, and, due to its large volume, receives discounted billing costs from the telephone companies and can pass on these discounts to its customers. Additionally, Hold Billing Services can provide its services to those long distance resellers that would otherwise not be able to make the investments necessary to meet the minimum fees, systems, infrastructure and volume commitments required to establish and maintain relationships with the telephone companies.

  Hold Billing Services is obligated to pay minimum usage charges over the lifetime of most local exchange carrier billing contracts. Each contract has a minimum usage amount which relates to Hold Billing Services' customers' sales volume to be processed through the local exchange carrier. The remaining minimum usage for significant contracts at December 31, 1999, totaled $6.1 million through 2003. As a frame of reference, customers' sales processed by Hold Billing Services relating to all contracts in January, 2000 were approximately $35.6 million. A portion of this amount applies to the minimum usage requirements. The billing and collection agreements do not provide for any penalties other than payment of the obligation should the usage levels not be met. Hold Billing Services has met all such volume commitments in the past and anticipates exceeding the minimum usage volumes with all of these vendors.

  Hold Billing Services also provides enhanced billing services for transactions related to providers of premium services or products that can be billed through the local telephone companies, such as Internet access, voice mail services, and other telecommunications charges, although this business was significantly reduced in 1999.

 Industry Background

  Billing clearinghouses in the telecommunications industry developed out of the 1984 breakup of AT&T and the Bell System. In connection with the breakup, the local telephone companies that make up the regional Bell operating companies, Southern New England Telephone, Cincinnati Bell and GTE, were required to provide billing and collection services on a nondiscriminatory basis to all carriers that provided telecommunication services to their end-user customers. Due to both the cost of acquiring and the minimum charges associated with many of the local telephone company billing and collection agreements, only the largest long distance carriers, including AT&T, MCI and Sprint, could afford the option of billing directly through the local telephone companies. Several companies, including Hold Billing Services, entered into these billing and collection agreements and became aggregators of telephone call records of third-tier long distance companies, thereby becoming "third-party clearinghouses." Today, Hold Billing Services provides billing clearinghouse services to approximately 29 customers in the telecommunications industry.

  Third-party clearinghouses such as Hold Billing Services process these telephone call records and other transactions and submit them to the local telephone companies for inclusion in their monthly bills to end-users. Generally, as the local telephone companies collect payments from end-users, they remit them to the third-party clearinghouses who, in turn, remit payments to their customers.

 Billing Clearinghouse Services

  In general, Hold Billing Services performs billing clearinghouse services under billing and collection agreements with local telephone companies. Hold Billing Services performs direct dial long distance billing, which is the billing of "1+" long distance telephone calls to individual residential customers and small commercial accounts. In addition, Hold Billing Services performs enhanced billing clearinghouse services for other telecommunication services, such as Internet access, paging services, and voice mail services.

 Billing Process

  Local telephone company billing relates to billing for transactions that are included in the monthly local telephone bill of the end-user as opposed to a direct bill that the end-user would receive directly from the telecommunications or other services provider.

  Hold Billing Services' customers submit telephone call record data in batches on a daily to monthly basis, but typically in weekly intervals. The data is submitted electronically.

  Hold Billing Services, through its proprietary software, sets up an account receivable for each batch of call records that it processes and processes the record to determine its validity. Hold Billing Services then submits the relevant billable telephone call records and other transactions to the appropriate local telephone company for billing and collection. Hold Billing Services monitors and tracks each account receivable by customer and by batch throughout the billing and collection process.

  The local telephone companies then include the charges for these telephone call records and other transactions in their monthly local telephone bills, collect the payments and remit the collected funds to Hold Billing Services for payment to its customers.

  The complete cycle can take up to 18 months from the time the records are submitted for billing until all bad debt reserves are "trued up" with actual bad debt experience. However, the billing and collection agreements provide for the local telephone companies to purchase the accounts receivable, with recourse, within a 42- to 90-day period. The payment cycle from the time call records are transmitted to the local telephone companies to the initial receipt of funds by Hold Billing Services is, on average, approximately 50 days.

  Hold Billing Services accrues for end-user customer service refunds, holdback reserves and certain adjustments charged to Hold Billing Services by the local telephone companies. Hold Billing Services reviews the activity of its customer base to detect potential losses. If there is uncertainty with respect to an account in an amount which exceeds its holdback reserve, Hold Billing Services can discontinue paying the customer in order to hold funds to cover future end-user customer service refunds, bad debt and unbillable adjustments. If a customer discontinues doing business with Hold Billing Services and there are insufficient funds being held to cover future refunds and adjustments, Hold Billing Services' only recourse is through legal action.

  Hold Billing Services processes the tax records associated with each customer's submitted telephone call records and other transactions and files certain federal excise and state and local telecommunications-related tax returns covering such records and transactions for its customers. Hold Billing Services currently submits state and local tax returns for its customers in over 500 taxing jurisdictions.

  Hold Billing Services provides end-user customer service for billed telephone records. This service allows end-users to make inquiries regarding transactions for which they were billed directly to Hold Billing Services' customer service call center. Hold Billing Services' customer service telephone number is included in the local telephone company bill to the end-user, and Hold Billing Services' customer service representatives are authorized to resolve end-user disputes regarding such transactions.

  Hold Billing Services' operating revenues consist of a processing fee that is assessed to customers either as a fee charged for each telephone call record or other transaction processed, and a customer service inquiry fee that is assessed to customers as a fee charged for each billing inquiry made by end-users. Any fees charged to Hold Billing Services by local telephone companies for billing and collection services are also included in revenues and are passed through to the customer.

 Operations

  Hold Billing Services' billing clearinghouse services are highly automated through Hold Billing Services' proprietary computer software. The staff required to provide Hold Billing Services' billing clearinghouse and information management services is largely administrative and the number of employees is not directly volume sensitive. All of Hold Billing Services' customers submit their records to Hold Billing Services using electronic transmission protocols directly into Hold Billing Services' electronic bulletin board or over the Internet. These records are automatically accessed by Hold Billing Services' proprietary software, processed, and submitted to the local telephone companies. Upon completion of the billing process, Hold Billing Services provides reports relating to billable records and returns any unbillable records to its customers electronically through the bulletin board or through the Internet.

  Hold Billing Services has made a significant investment in computer systems so that its customers' call records are processed and ready to be submitted to the local telephone companies in a timely manner, generally within 24 hours of receipt by Hold Billing Services.

  Hold Billing Services' contracts with its customers provide for the billing services required by the customer, specifying, among other things, the services to be provided and the cost and term of the services. Once the customer executes an agreement, Hold Billing Services updates tables within each of the local telephone companies' billing systems to control the type of records processed, the products or services allowed by the local telephone companies, and the printing of the customer's name on the end-user's monthly bill. While these local telephone company tables are being updated, Hold Billing Services' technical support staff tests the customer's records through its proprietary software to ensure that the records can be transmitted to the local telephone companies.

  Hold Billing Services maintains a relatively small direct sales force and accomplishes most of its marketing efforts through active participation in telecommunications industry trade shows and advertising in trade journals and other industry publications.

 Customers

  Hold Billing Services provides billing and information management services to the following categories of telecommunications services providers:

  . Inter-exchange Carriers or Long Distance Companies: Facilities-based carriers that possess their own telecommunications switching equipment and networks and that provide traditional land line direct dial telecommunications services.

  . Switchless Resellers: Marketing organizations, affinity groups, and aggregator operations that buy direct dial long distance services in volume at wholesale rates from a facilities-based long distance company and sell it back to individual customers at market rates.

  . Information Providers: Companies that provide various forms of information or voice mail services to subscribers.

  Other customers include suppliers of various forms of telecommunications equipment, Internet services and paging companies.

  Hold Billing Services has two material customers which represented 46% and 26%, respectively, of total call records processed in calendar 1999.

 Competition

  Hold Billing Services operates in a highly competitive segment of the telecommunications industry. Competition among the clearinghouses is based on the quality of information reporting, program flexibility, collection history, the speed of collections, the price of services and availability of an advanced funding program. Except for Billing Concepts Corp., all other third-party clearinghouses are either privately held or are part of a larger parent company. Management believes, based on publicly available independent industry research reports, that Billing Concepts is presently the largest participant in the third-party clearinghouse industry in the United States, followed by OAN Services, Inc. These competitors and other third-party clearinghouses have greater name recognition than Hold Billing Services, and have, or have access to, substantially greater financial and personnel resources than those available to Hold Billing Services.

  As a large user of local exchange carrier billing services, Hold Billing Services enjoys favorable rates and passes the benefits of its buying power on to its customers. We believe that Hold Billing Services enjoys a good reputation within the industry for the timeliness and accuracy of its collections and disbursements to customers.

  Several significant challenges face potential new entrants in the local telephone company billing services industry. The cost to acquire the necessary billing and collection agreements is significant, as is the cost to develop and implement the required systems for processing telephone call records and other transactions. Additionally, most billing and collection agreements require a user to make substantial monthly or annual volume commitments. Given these factors, the average cost of billing and collecting a record could hinder efforts to compete effectively on price until a new entrant could generate sufficient volume. The price charged by most local telephone companies for billing and collection services is based on volume commitments and actual volumes being processed.

  Since most customers in the billing clearinghouse industry are under contracts with a minimum term of at least one year, penetration of the existing market will be difficult. In addition, a new entrant must be financially sound and have system integrity because funds collected by the local telephone companies flow through the third-party clearinghouse, which then distributes the funds to the customer whose traffic is being billed.

 Insurance

  Avery does not maintain errors and omissions insurance for the business conducted by Hold Billing Services.

 Employees

  At December 31, 1999, Hold Billing Services had 44 full-time employees, including two executive officers, two sales and marketing personnel, eight technical and operations personnel, eight accounting, administrative and support personnel, and 24 customer service representatives and related support personnel. Hold Billing Services' employees are not represented by a union. Hold Billing Services believes that its employee relations are good.

Primal Solutions, Inc. and its subsidiary, Primal Billing Solutions

  Primal is a software company that provides intelligent, client-server and web-enabled applications in a real-time environment to telecommunications and Internet carriers to manage their customer relationships. Primal's software products allow users to organize and analyze customer and usage data from multiple operational systems, such as billing, in order to reduce customer turnover, or churn, spend marketing dollars more effectively, and predict customer and business opportunities. Primal's Internet and e-commerce software products provide carriers with Internet customer care and service and billing capabilities.

  Wireless Billing Solutions, doing business as Primal Billing Solutions, provides a convergent billing and customer care system to wireless carriers and integrated communications service providers worldwide, including such companies as British Telecom, MetroCall, and Hutchison Telecom (Orange).

  Primal combines the direct billing capability of Primal Billing Solutions with Primal's decision support and Internet technologies, resulting in an enterprise-wide business intelligence offering for telecommunications carriers and Internet service providers, commonly referred to as ISPs.

  Direct billing vendors are finding tremendous pressure building from customers demanding customization of existing software that is ill-suited to the carrier customer's core billing software. The result is a frustrated customer base, delayed delivery schedules, and a loss of control by the billing vendor of its product development plan with ever-increasing maintenance and research and development costs.

  The Primal Outfront(TM) software operating with the carrier customer's core platform billing system can significantly reduce the maintenance demands and research and development on the carrier customer's core billing system, while simultaneously providing the carrier customer with greater responsiveness to competitive changes and direct control over its critical management information system needs. Outfront is an integrated suite of Internet-enabled intelligent decision support software applications that includes customer profiling, predictive modeling, and analysis and reporting tailored for the specific requirements of the telecommunications industry. Unlike traditional business intelligence applications, which rely on one-way data flow, Outfront features a closed-loop model that can "take action" against business data automatically gathered from other sources and measure its effectiveness. The application draws information from traditional business and operational systems, such as customer care and billing, and uses this data to generate real business intelligence about a carrier's customers and prospects. Outfront can also interface directly with an existing data warehouse or data mart. This permits organization and analysis of previously gathered data without additional costs of re-entering existing data.

  Turnkey and custom configurations are available for both Windows NT and UNIX. All major relational and decision support-specific databases can be supported, including Oracle, Sybase and Informix.

  The Outfront product suite may be utilized for reducing customer churn, increasing marketing campaign effectiveness, blocking subscription fraud, or addressing various other major operational challenges facing telecommunications carriers and ISPs.

  "Wizards" are utilized in the Outfront product suite to provide "plain English" interfaces to the powerful analytical, segmentation and modeling capabilities of the product. This allows non-technical users in the carrier's marketing, finance and executive departments to gain real-time information and perform ad-hoc analyses without putting additional demands on scarce internal management information systems resources. Even more importantly, however, the information and analysis can automatically perform actions within various operational systems, such as prompting calls to customers or placing automatic messages or credits on a subscriber's next invoice. Most existing decision support or data mining software products merely provide hard-copy reports that must be reviewed and acted upon by the carrier customer's personnel before an end result can be achieved.

  The Primal Billing Solutions product lines include Connect CCB, and the Access IM software products. Connect is a complete back office system for carriers and resellers that includes direct billing, customer service, accounts receivable and financial reporting, distribution channel management, inventory and collections. Connect currently supports paging, cellular, ISP and long-distance direct billing. Connect's modular design currently supports customers ranging from start-ups to nationwide carriers with over 5 million customers.

  Access IM is a switch mediation product that connects to a multitude of different switch types. Access IM collects all call traffic off a switch and routes it to various other systems, including the billing system, either in switch format or after reformatting the records. The same call records can be copied and routed to multiple systems.

 Employees

  At December 31, 1999, Primal and Primal Billing Solutions had 86 full-time employees, including 3 executive officers, 9 sales and marketing personnel, 51 technical and operations personnel, 14 accounting, administrative and support personnel, and 9 customer service representatives and related support personnel. Neither Primal nor Primal Billing Solutions employees are represented by a union. Primal and Primal Billing Solutions believe that their employee relations are good.

Recent Developments

 Spin-Off of Thurston Communications Corporation

  In March 2000, Avery announced its plans to spin-off Thurston Communications Corporation, a wholly owned subsidiary of Avery and the parent holding company of Hold Billing Services to Avery's stockholders. Effectively, the spin-off of Thurston Communications is a spin-off of Hold Billing Services. Avery anticipates effecting the spin-off by the close of the third quarter of 2000. Following the spin-off, Avery intends to change its name to Primal and intends to focus its business on the communications and Internet industries. See "Management's Discussion and Analysis or Plan of Operation--Recent Events-- Thurston Communications Spin-Off" for additional information.

                                 RISK FACTORS

  Prospective purchasers of our common stock should consider carefully the factors set forth below, as well as other information contained in this prospectus, before making a decision to invest in our common stock.

Our ability to acquire other software companies and telecommunications services providers faces substantial obstacles. Our failure to overcome any of these obstacles may materially and adversely affect our planned growth.

  A key element of our business strategy is to acquire customer management software companies and other telecommunications services providers. The success of our acquisition program will depend on our ability to overcome substantial obstacles, such as the availability of acquisition candidates, our ability to compete successfully with other potential acquirors seeking similar acquisition candidates, the availability of funds to finance acquisitions and the availability of management resources to oversee the operation of acquired businesses. We have limited resources and we can offer no assurance that we will succeed in consummating any additional acquisitions or that we will be able to integrate and manage any acquisitions successfully.

  We have no present commitments, understandings or plans to acquire other software companies or telecommunications service providers.

We may be required to repurchase up to 1,550,000 shares of our common stock at $2.50 per share between August and October 2000 from the former principal stockholders of Primal.

  We have made no arrangements to borrow or otherwise raise the $3,875,000 that may be required to meet our obligation to these stockholders. Based upon our present financial condition and results of operations, it would be extremely difficult, if not impossible, to borrow such amount from commercial lenders. Consequently, the financing costs that we would likely incur to obtain such financing, if available at all, would be substantial relative to the amount borrowed. Our failure to repurchase these shares as agreed would be a material default under our agreement with these stockholders. Although we presently have no other agreements where such failure would also be a default, we may have such agreements at the time such payment becomes due.

We will need substantial additional financing to fund future acquisitions.

  We will need substantial additional financing to fund our planned acquisition program and to market our new products and services aggressively. If we are not able to obtain financing, or obtain financing on terms that we consider acceptable, our acquisition program would be materially adversely affected.

Our business at Hold Billing Services is largely dependent on two customers that accounted for approximately 72% of our call records processed in 1999. In addition, Primal's business is largely dependent on two customers that accounted for approximately 59% of Primal's software license and service revenue during the three-month period ended December 31, 1999. The loss of any one of these customers would materially and adversely affect our results of operations.

  One of the HBS customers accounted for 46% of our call records processed and the other accounted for 26% of our call records processed between January 1, and December 31, 1999.

  One of the Primal customers accounted for 38% of Primal's license and service revenue and the other accounted for 21% of this revenue for the three-month period ended December 31, 1999.

We face substantial competition in the billing clearinghouse industry, and many of our competitors are larger and have more resources than we have. We may not be able to compete successfully with existing or future competitors.

  Our major competitors in the local exchange carrier billing clearinghouse industry are Billing Concepts Corp. and OAN Services, Inc., a wholly owned subsidiary of TeleCom Holdings, Inc. Competition among the local exchange carrier billing clearinghouses is based on the quality of information reporting, collection history, the speed of collections, the ability to factor a long-distance reseller's accounts, and the price of services. Our competitors have greater name recognition and have, or have access to, substantially greater financial and personnel resources than those available to us.

Hold Billing Services is a billing clearinghouse. Therefore, its business is dependent both on the local exchange carriers' continuing to accept its call records, and continuing to do so on reasonable terms, and its customers' continuing to need its billing services.

  The success of our business to date has been largely attributable to our having contracts with the regional Bell operating companies, Sprint, GTE and other local exchange carriers. This permits us to bill for telecommunications services provided by our customers throughout the United States. If the local exchange carriers were not to renew our existing contracts, or were to terminate our contracts, our ability to bill for our customers on a nation-wide basis could be adversely affected. While we have not received any notice of any local exchange carriers' intention to refuse renewal or to terminate, the current regulatory environment has raised the visibility of third-party billing in the local exchange carriers.

  If the local exchange carriers were to increase the costs payable by our customers for including our customers' charges on the local exchange carrier bills, it could make our customers' operations less profitable or not profitable. This could result our customers seeking alternative billing arrangements. Our customers could enter into billing arrangements with companies, other than the local exchange carriers, that would bill their customers directly, or, in some instances, our customers could begin billing directly for their services without the use of any third party. It is also possible that some of our customers could determine that it would be financially beneficial to them to install a direct billing system.

Substantially all of our outstanding common stock is freely tradable and may be sold into the market at any time, and another approximate 5.8 million shares not yet issued will be freely tradable immediately upon issuance. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

  The approximate 5.8 million shares that are not yet issued but which will be freely tradable immediately upon issuance represent an increase in our presently outstanding common stock of approximately 66%. The market price of our common stock could drop significantly if the holders all our freely tradable shares sell them or are perceived by the market as intending to sell them.

Our common stock trades only sporadically and has experienced in the past, and is expected to experience in the future, significant price and volume volatility, which substantially increases the risk of loss to persons owning our common stock.

  Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity and because the price for our common stock may suffer greater declines because of its price volatility.

We are not required to meet or maintain any listing standards for our common stock to be traded on the OTC Bulletin Board.

  The OTC Bulletin Board is separate and distinct from The Nasdaq Stock Market. Although the OTCBB is a regulated quotation service operated by The Nasdaq Stock Market that displays real-time quotes, last sale prices, and volume information in over-the-counter equity securities like our common stock, we are not required to meet or maintain any qualitative or quantitative standards for our common stock to be traded on the OTCBB. Our common stock does not presently meet the minimum listing standards for listing on The Nasdaq Stock Market or any national securities exchange.

We are required to pay substantial preferential dividends to holders of our preferred stock.

  Holders of our preferred stock are entitled to preferential quarterly dividends before any common stock dividends are declared or paid. The amount of these dividends is presently approximately $287,000 annually. Upon our liquidation, dissolution or winding-up, holders of our preferred stock are each entitled to receive a liquidation distribution, plus any accumulated dividends to date before the holders of common stock receive any distributions.

Item 2. Description of Properties

  Hold Billing Services leases approximately 8,700 square feet of general and administrative office space in San Antonio, Texas. Hold Billing Services's monthly rent is approximately $9,000. Hold Billing Services' lease expires December 31, 2002.

  Primal leases approximately 27,000 square feet of general and administrative office space in Irvine, California. Primal's monthly rent is approximately $39,000. Primal's lease expires in April of 2001.

Item 3. Legal Proceedings

  We are not party to any material litigation.

Item 4. Submission of Matters to a Vote of Security Holders

  None.

                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters

  The common stock is quoted and traded on a limited and sporadic basis on the OTC Bulletin Board operated by The NASDAQ Stock Market, Inc. under the trading symbol "ATEX." The limited and sporadic trading does not constitute, nor should it be considered, an established public trading market for the common stock. The following table sets forth the high and low closing bid and asked prices for our common stock for the periods indicated, as reported by the National Quotation Bureau LLC. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

                                                   Closing Bid    Closing Asked
                                                  -------------- ---------------
                                                   High    Low    High     Low
                                                  ------- ------ ------- -------
Year Ended December 31, 1998
First Quarter....................................  3.5625   1.75  3.9375    2.25
Second Quarter...................................  3.1875  2.125   3.375   2.375
Third Quarter.................................... 3.21875      2   3.375    2.25
Fourth Quarter...................................  2.3125 1.1875    2.75  1.3125

Year Ending December 31, 1999
First Quarter....................................       2 1.3125  2.1875    1.50
Second Quarter...................................    1.75 1.4375       2 1.53125
Third Quarter....................................  1.4375    .25 1.53125   .8125
Fourth Quarter...................................  1.9375    .75       2   .9375

  As of March 27, 2000, there were approximately 351 holders of our common stock.

Dividend Policy

  We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we expect to retain any earnings to finance the operation and expansion of our business. We also presently have outstanding preferred stock that requires us to accrue dividends in the amount of approximately $71,800 every quarter. The holders of our outstanding preferred stock are entitled to receive all accrued dividends before we can pay any dividends on our common stock. In addition to the terms of our outstanding preferred stock, it is anticipated that the terms of future debt and/or equity financings may restrict the payment of cash dividends. Therefore, the payment of any cash dividends on the common stock is unlikely.

Recent Sales of Unregistered Securities

  In connection with the acquisition of Primal Solutions, Inc., Avery issued 3,890,373 shares of Avery's series F preferred stock in exchange for all the issued and outstanding shares of Primal. Of this amount, 1,945,188 shares are held in escrow to satisfy the indemnification obligations of the principal shareholders of Primal under the merger agreement. Any shares not returned to Avery under these indemnification provisions will be released to Primal's shareholders based upon the consolidated operating performance of Primal and Primal's wholly owned subsidiary, Primal Billing Solutions, from August 1, 1999, through July 31, 2000.

  The Primal shareholders may also receive up to a maximum 4,000,000 additional shares of Avery series F preferred stock as additional consideration for the merger based on the consolidated operating performance of Primal and Primal Billing Solutions from August 1, 1999, through July 31, 2000.

  The shares of series F preferred stock issued and issuable by Avery are convertible into Avery common stock on a one-for-one basis.

  The shares of series F preferred stock were issued pursuant to Rule 506 promulgated under the Securities Act of 1933.

Item 6. Management's Discussion and Analysis or Plan of Operation

  The following discussion should be read in conjunction with the consolidated financial and related notes and the other financial information included elsewhere in this prospectus.

A Note About Forward-Looking Statements

  The statements, other than statements of historical fact, included in this prospectus are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "plan," "seek," or "believe." We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur. Our actual future performance could differ materially from such statements. Factors that could cause or contribute to such differences include, but are not limited to:

  . the uncertainties and/or potential delays associated with respect to integrating Primal following the Primal acquisition;

  . our ability to acquire additional complementary customer management software/services providers on terms favorable to us;

  . the passage of legislation or court decisions adversely affecting the telecommunications industry;

  .  our ability to repay our outstanding indebtedness;

  .  competition in the telecommunications industry; and

  .  the advent of new technology.

  You should not unduly rely on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we are not obligated to release publicly any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events. Important factors that could cause our actual results to differ materially from our expectations are discussed under "Risk Factors" and elsewhere in this report.

Primal Acquisition

  In March 1999, Avery entered into a merger agreement with Primal and certain shareholders of Primal. Pursuant to this agreement, Primal was purchased effective as of October 1, 1999. Primal is a software development company that designs, develops and supports an integrated suite of client/server and browser-based software solutions focusing on customer acquisition and retention in the communications industry, primarily utilizing decision support software and Internet technologies. As part of this merger, Avery also acquired Primal Billing Solutions, Primal's subsidiary, which sells and supports convergent billing, customer care and mediation system software products. The transaction was accounted for using the purchase method of accounting with revenues and expenses of Primal being included in Avery's operations from the acquisition date. Therefore, the following information includes Primal's operating results for the three months ended December 31, 1999.

Recent Events

 HBS Conversion to Corporation

  Hold Billing Services was converted from a Texas limited partnership to a corporation named Hold Billing Services Company effective February 15, 2000. In connection with the conversion, Avery-HBS, Inc., the legal entity which owned the 1% general partnership interest of Hold Billing Services, became the owner of 100% of the stock of Hold Billing Services Company. Avery-HBS intends to reincorporate in Delaware and to change its name to Thurston Communications Corporation. Hold Billing Services Company will then become a wholly owned subsidiary of Thurston Communications Corporation, which in turn will be a wholly owned subsidiary of Avery. These changes were and are being made in anticipation of the spin-off of Thurston Communications discussed below.

 Thurston Communications Spin-Off

  On February 29, 2000, our board of directors approved the spin-off of Thurston Communications. Thurston Communications is a holding company and its only operating subsidiary is Hold Billing Services. Essentially, the spin-off of Thurston Communications is a spin-off of Hold Billing Services. The spin-off will be accomplished through a distribution of one share of Thurston Communications for each share of Avery held by stockholders as of the record date for the spin-off. The board of directors approved the spin-off primarily due to the fact that it appears that investors will be better able to understand the Primal and Hold Billing Services businesses in separate entities rather than being combined into one entity. The exercise and conversion prices of our stock warrants, options and convertible securities will all be adjusted to reflect the spin-off. The valuation of the Thurston Communications stock to be distributed will be determined through an appraisal of the Hold Billing Services business. For accounting purposes, the spin-off will be recorded at book value since Hold Billing Services is an ongoing business. The spin-off will be a taxable transaction for federal income tax purposes. The financial information contained in this document presents Hold Billing Services as a discontinued operation due to the spin-off. Accordingly, the amounts in the statement of operations through the provision for income taxes are Primal's plus expenses of Avery not associated with the discontinued operations segment.

Selected Financial Information Line Item Explanations

  Avery's continuing revenues are primarily derived from Primal's sale of software licenses and related services to telecommunications and Internet carriers. Primal's revenues are derived from 28 customers located throughout the world. Software license fees charged by Primal include one time and recurring license charges, and license upgrade charges for it's customer care and billing, intelligent mediation, and customer relationship management products. Software license fees are volume sensitive and generally are based on the number of subscribers, call records, or number of users. Primal also generates revenue from providing services relating to its software products. These services include maintenance fees, installation services, training, and custom software development.

  Revenues from sales of software licenses, which generally do not contain multiple elements, are recognized upon shipment of the related product if the requirements of the American Institute of Certified Public Accountants Statement of Position 97-2, as amended, are met. If the requirements of SOP 97-2, including evidence of an arrangement, client acceptance, a fixed or determinable fee, collectibility or vendor-specific objective evidence about the value of an element are not met at the date of shipment, revenue recognition is deferred until such items are known or resolved. Revenue from post-contract customer support is deferred and recognized ratably over the term of the contract. Revenues from services are recognized as the services are performed under the agreements.

  Primal believes that future license revenues will be generated from three sources: license fees from new customers; license fees for new products to existing customers; and growth in the subscriber base, call record volume and/or number of software users of its existing customers, which will lead to increased revenue from these volume-based licenses.

  Cost of revenues includes hardware costs and software license fees paid to third-parties under equipment resale and technology license arrangements, as well as all costs associated with the customer service organization, including staffing expenses, travel, communications costs, and other support costs related with installing, training, providing help desk services, and customization for Primal's software products.

  Operating expenses are comprised of sales and marketing costs, research and development, and general and administrative costs. Sales and marketing costs include salaries and benefits, commissions, trade shows, advertising and promotional and presentation materials. Research and development costs consist of salaries and benefits and other support costs. General and administrative costs consist of general management and support personnel salaries and benefits, information systems costs, legal and accounting fees, travel and entertainment costs and other support costs.

  Depreciation and amortization expenses are incurred with respect to certain assets, including computer hardware, software, office equipment, furniture, goodwill and other intangibles. Asset lives range between three and fifteen years.

  Since the components of "Other income, net" change on a period to period basis, the items included in this line are explained in the analysis below.

  The results on the "Discontinued operations" lines represent the results of operations for the respective periods for Hold Billing Services, a wholly-owned subsidiary which is being spun-off. See "Thurston Communications Spin Off" discussed above.

Results of Operations for the Twelve Months Ended December 31, 1999 and 1998

  The following table sets forth selected income statement lines in actual dollars. The Statement of Operations Data are derived from Avery's calendar 1999 and 1998 audited financial statements.

Statement of Operations Data:

                                                            December 31,
                                                       -----------------------
                                                          1999        1998
                                                       ----------  -----------
Operating revenues.................................... $4,547,703  $       --
Cost of revenues......................................  1,069,108          --
                                                       ----------  -----------
Gross profit..........................................  3,478,595          --
Operation expenses (excluding DD&A)...................  2,863,613      804,581
Depreciation and amortization expense (DD&A)..........    192,642          --
                                                       ----------  -----------
Operating income......................................    422,340     (804,581)
Other income (expense), net...........................   (366,276)    (511,741)
Provision for income taxes............................   (137,651)         --
Discontinued operations Income (Loss).................  2,758,651       (7,156)
                                                       ----------  -----------
  Net income (loss)................................... $2,677,064  $(1,323,478)
                                                       ==========  ===========

Operating Revenues

  Total Avery revenue for the twelve months ended December 31, 1999 which is Primal's revenue for the three months ended December 31, 1999 was $4,547,703. License revenue for the three months ended December 31, 1999 was $1,639,314, or 36% of total revenue. License revenue includes sales of new licenses and upgrades to existing customer licenses. Service revenue for the three months ended December 31, 1999 was $2,908,389, or 64% of total revenue. Service revenue includes revenue from maintenance contracts, installation services, training services, and custom software development contracts. International customers accounted for 59% of total revenue versus 41% from domestic customers.

Cost of Revenues

  Total Avery cost of revenue for the twelve months ended December 31, 1999 which is Primal's cost of revenues for the three months ended December 31, 1999 was $1,069,108, or 24% of total revenues. Cost of revenues consists primarily of hardware costs and license fees paid to third parties under equipment resale and technology license arrangements which were not significant during the period, as well as all costs associated with the customer service organization, which include staffing expenses, travel, communications costs, and other support costs related with installing, training, providing help desk services, and doing customization for Primal's software products. Customer service organization costs were $1,018,602 for the three months ended December 31, 1999.

Operating Expenses

  Consolidated operating expenses (excluding depreciation and amortization expense) increased $2,059,032 from $804,581 in 1998 to $2,863,613 in 1999 primarily due to including Primal operating expenses of $1,594,597 for the three months ended December 31, 1999. Primal's operating expenses include charges for sales and marketing, research and development, and general and administrative expenses. Operating expenses related to Avery increased $464,435 from $804,581 in 1998 to $1,269,016 in 1999, primarily as a result of increased salaries at Avery and travel related to the Primal acquisition.

Depreciation and Amortization

  Depreciation and amortization expense was $192,642 in 1999, and $0 in 1998. The increase is due to the addition of Primal's depreciation and amortization expense for the three months ended December 31, 1999.

Operating Income (Loss) from Continuing Operations

  Operating income for 1999 was $422,340, as compared to an operating loss of $804,581 for 1998. Operating income for 1999 includes Primal's operating income of $1,691,356 for the three months ended December 31, 1999. Operating loss related to Avery was $(1,269,016) for 1999 and $(804,581) for 1998. The increase in operating deficit was primarily due to an increase in salaries at Avery and travel related to the Primal acquisition.

Other Income (Expense), Net

  Other income (expense), net decreased to $366,276 of net expense in 1999 from $511,741 of net expense in 1998. These amounts consist of interest expense and other income (expense). Interest expense for 1999 was $372,625, as compared to $511,741 in 1998. The decrease is primarily attributable to repayment of a $1,000,000 loan in July of 1998 offset by $67,265 of interest relating to Primal notes for the three months ended December 31, 1999.

Income Taxes

  An income tax provision of $137,651 was recorded for the year ended December 31, 1999. The significant difference between the tax provision for calendar 1999 and $19,062, the income from continuing operations at the statutory tax rate, is due to permanent and temporary book vs. tax differences. These differences consist of non-deductible meals and entertainment, amortization, allowance for bad debt and accrued vacations.

Income (Loss) from Discontinued Operations

  Income from discontinued operations was $2,758,651 in 1999, including applicable income tax benefit of $118,413 for the year ended December 31, 1999. Loss from operations was $7,156 in 1998. The increase in income from discontinued operations was primarily due to a $4.3 million loss in connection with terminated customers recorded in 1998 which did not recur in 1999 and an increase in Hold Billing Services' sales of $4.1 million from $19.6 million in 1998 to $23.7 in 1999.

Liquidity

  Avery's cash balance increased to $1,777,015 at December 31, 1999, from $867,198 at December 31, 1998, primarily due to cash collected from Primal customers in the fourth quarter of 1999. Avery's working capital position at December 31, 1999 was a negative $3.4 million compared to a negative $7.0 million as of December 31, 1998. The improvement is primarily due to a $4.0 million decrease in current liabilities in discontinued operations resulting from a significant increase in operating volumes. Net cash provided by operating activities, excluding discontinued operations, was $700,000 for calendar 1999, as compared to cash used by operating activities of $(1,303,000) for 1998. The increase was primarily due to net income generated by Primal during the three months ended December 31, 1999.

  Avery generated proceeds from the sale of common and preferred stock of $0 during 1999 and $200,000 during 1998. Avery also paid dividends of and redeemed preferred stock in amounts totaling $468,000 during 1999 and $1,900,000 during 1998.

  Capital expenditures amounted to $316,000 during 1999 and $0 during 1998. Expenditures for 1999 relate primarily to the purchase of computer equipment and software and to a lesser extent furniture and fixtures.

  Acquisition costs in 1999 totaled $357,000. These costs are comprised of professional fees relating to the Primal acquisition.

  Avery's operating cash requirements consist principally of working capital requirements, software development costs, sales and marketing costs, scheduled payments of principal on its outstanding indebtedness and capital expenditures. As part of the proposed spin-off of Thurston Communications, Thurston Communications will provide Avery with $2.5 million in cash. In addition, Avery has another firm commitment for $2.0 million and is in the process of raising additional capital for a total in the $8.0 to $10.0 million range.

New Accounting Standards

  Management of Avery does not anticipate the adoption of any new standards recently issued by the Financial Accounting Standards Board will have a material impact on Avery's financial position or results of operations.

Year 2000 Update

  During 1999 we undertook initiatives to ensure that our systems were Year 2000 compliant. As of the date of this filing, we have not experienced any disruption of our operations due to Year 2000 issues. The cost of Year 2000 modifications have not been significant and no additional Year 2000 costs are anticipated.

Obligations Under Employment Agreements

  Avery has employment agreements with its management requiring Avery to pay specified amounts as annual base salaries and certain bonuses. Current aggregate minimum annual cash compensation under the agreements is $400,000, which will be funded from working capital. Additional bonuses are at the sole discretion of Avery's Board of Directors. Avery is also required to maintain a profit sharing plan for the benefit of its employees.

  In connection with the Primal acquisition, three principal Primal shareholders entered into employment agreements with Primal as the surviving corporation in the merger. Avery estimates that the minimum annual cash compensation under these agreements will be approximately $539,000, which will be funded from working capital.

Item 7. Financial Statements

  Our consolidated financial statements required to be included in Item 7 are set forth in the Index to Financial Statements set forth on page 18 of this report.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

  Omitted pursuant to the Instructions to Item 304 of Regulation S-B.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and General Partners; Compliance with Section 16(a) of the Exchange Act (*)

Item 10. Executive Compensation(*)

Item 11. Security Ownership of Certain Beneficial Owners and Management(*)

Item 12. Certain Relationships and Related Transactions(*)

Item 13. Exhibits and Reports on Form 8-K

Exhibits

  The exhibits required to be furnished pursuant to Item 13(a) are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

Current Reports on Form 8-K

1. Current Report on Form 8-K, dated September 30, 1999, relating to the acquisition of Primal Systems, Inc.

2. Current Report on Form 8-K/A dated September 30, 1999, filed on December 14, 1999, filing the required financial statements of Avery and Primal Systems, Inc.

--------
* The information required by Items 9, 10, 11 and 12 is or will be set forth in the definitive proxy statement relating to the 2000 Annual Meeting of Stockholders of Avery Communications, Inc., which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-KSB by Items 9, 10, 11 and 12 are incorporated herein by reference pursuant to General Instruction E(3) to Form 10-KSB.

                                  SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Avery Communications, Inc.

                                                   /s/ Scot M. McCormick
                                          By: _________________________________
                                                     Scot M. McCormick
                                                      Vice President,
                                                Chief Financial Officer and
                                                         Secretary

Date: March 30, 2000

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

    /s/ Patrick J. Haynes, III         Director, Chairman of the    March 30, 2000
______________________________________  Board
        Patrick J. Haynes, III

       /s/ Mark J. Nielsen             Director, President and      March 30, 2000
______________________________________  Chief Executive Officer
           Mark J. Nielsen              (Principal Executive
                                        Officer)

      /s/ Scot M. McCormick            Director, Vice President,    March 30, 2000
______________________________________  Chief Financial Officer
          Scot M. McCormick             and Secretary (Principal
                                        Accounting Officer)

       /s/ Norman M. Phipps            Director                     March 30, 2000
______________________________________
           Norman M. Phipps

       /s/ J. Alan Lindauer            Director                     March 30, 2000
______________________________________
           J. Alan Lindauer

                                       Director and Vice Chairman
______________________________________  of the Board
           Stephen L. Brown

       /s/ Spencer L. Brown            Director                     March 30, 2000
______________________________________
           Spencer L. Brown

     /s/ Robert T. Isham, Jr.          Director                     March 30, 2000
______________________________________
         Robert T. Isham, Jr.

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Report of Independent Certified Public Accountants........................ F-1

Financial Statements:
  Consolidated Balance Sheets at December 31, 1999 and 1998............... F-2

  Consolidated Statements of Operations for the years ended December 31,
   1999 and 1998.......................................................... F-3

  Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1999 and 1998....................................... F-4

  Consolidated Statements of Cash Flows for the years ended December 31,
   1999 and 1998.......................................................... F-5

  Notes to Consolidated Financial Statements.............................. F-6

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Avery Communications, Inc.

  We have audited the accompanying consolidated balance sheets of Avery Communications, Inc., and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Primal Solutions, Inc., a consolidated subsidiary, which statements reflect total assets of $9,674,468 as of December 31, 1999, and total revenue of $4,547,703 for the three months ended December 31, 1999. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for Primal Solutions, Inc. is based solely on the report of the other auditors.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, based on our report and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avery Communications, Inc. and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                          King Griffin & Adamson P.C.

March 15, 2000
Dallas, Texas

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                            December 31,
                                                       -----------------------
                                                          1999         1998
                                                       -----------  ----------
                       ASSETS
Current assets:
 Cash and cash equivalents...........................  $ 1,777,015  $  867,198
 Trade accounts and notes receivable, net of
  allowance for doubtful accounts of $102,580 at
  December 31, 1999..................................      993,406         --
 Other...............................................      368,588         444
                                                       -----------  ----------
 Total current assets................................    3,139,009     867,642
                                                       -----------  ----------
Property and equipment, net..........................    1,608,845         --
                                                       -----------  ----------
Other assets:
 Goodwill, net.......................................    4,563,584         --
 Net long-term assets of discontinued operations.....    4,588,549   6,068,972
 Other...............................................       61,552     100,000
                                                       -----------  ----------
 Total other assets..................................    9,213,685   6,168,972
                                                       -----------  ----------
 Total assets........................................  $13,961,539  $7,036,614
                                                       ===========  ==========
   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Current portion of notes payable (including $88,333
  to related parties at December 31, 1999)...........  $   473,252  $      --
 Current portion of capital lease obligations........       89,577         --
 Trade accounts payable..............................      371,121     125,308
 Accrued liabilities.................................      860,473      79,631
 Income taxes payable................................      137,651         --
 Deferred revenue....................................    1,023,605         --
 Net current liabilities of discontinued operations..    3,564,078   7,676,837
                                                       -----------  ----------
 Total current liabilities...........................    6,519,757   7,881,776
                                                       -----------  ----------
Long-term liabilities:
 Capital lease obligations...........................       62,049         --
 Long-term portion of notes payables (including
  $407,436 and $316,916 to related parties at
  December 31, 1999 and 1998, respectively)..........    2,053,303     316,916
                                                       -----------  ----------
 Total long-term liabilities.........................    2,115,352     316,916
                                                       -----------  ----------
Commitments and contingencies (Note 5)
Stockholders' equity (deficit):
 Preferred stock (20,000,000 authorized):
 Series A; $0.01 par value, 800,000 shares
  authorized, 400,000 shares issued and outstanding
  at December 31, 1999 and 1998 (liquidation
  preference of $400,000)............................        4,000       4,000
 Series B; $0.01 par value, 1,050,000 shares
  authorized, 390,000 shares issued and outstanding
  at December 31, 1999 and 1998 (liquidation
  preference of $390,000)............................        3,900       3,900
 Series C; $0.01 par value, 340,000 shares
  authorized, 70,000 shares issued and outstanding at
  December 31, 1999 and 1998 (liquidation preference
  of $70,000)........................................          700         700
 Series D; $0.01 par value, 1,500,000 authorized,
  issued and outstanding at December 31, 1999 and
  1998 (liquidation preference of $1,500,000)........       15,000      15,000
 Series E; $0.01 par value, 350,000 authorized,
  issued and outstanding at December 31, 1999 and
  1998 (liquidation preference of $350,000)..........        3,500       3,500
 Series F; $0.01 par value, 8,000,000 shares
  authorized, 3,890,373 shares issued and outstanding
  at December 31, 1999 (liquidation preference of
  $38,904)...........................................       38,904         --
 Common stock, $0.01 par value, 20,000,000 shares
  authorized, 9,803,949 shares issued at December 31,
  1999 and 1998, respectively........................       98,040      98,040
 Additional paid-in capital..........................   12,306,163   8,417,991
 Accumulated deficit.................................   (5,161,778) (7,838,842)
 Treasury stock, 1,176,916 and 1,130,250 shares at
  December 31, 1999 and 1998, respectively, at cost..   (1,981,999) (1,866,367)
                                                       -----------  ----------
 Total stockholders' equity (deficit)................    5,326,430  (1,162,078)
                                                       -----------  ----------
 Total liabilities and stockholders' equity
  (deficit)..........................................  $13,961,539  $7,036,614
                                                       ===========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Year Ended
                                                            December 31,
                                                       -----------------------
                                                          1999        1998
                                                       ----------  -----------
Total revenues:
  Systems revenues.................................... $1,639,314  $       --
  Service revenues....................................  2,908,389          --
                                                       ----------  -----------
    Total revenues....................................  4,547,703          --
Cost of revenues......................................  1,069,108          --
                                                       ----------  -----------
    Gross profit......................................  3,478,595          --
Operating expenses....................................  3,056,255      804,581
                                                       ----------  -----------
    Operating income (loss)...........................    422,340     (804,581)
Other income (expense):
  Interest expense....................................   (372,625)    (511,741)
  Other, net..........................................      6,349          --
                                                       ----------  -----------
    Total other expense, net..........................   (366,276)    (511,741)
                                                       ----------  -----------
Income (loss) from continuing operations before
 provision for income taxes...........................     56,064   (1,316,322)
Provision for income taxes............................   (137,651)         --
                                                       ----------  -----------
Loss from continuing operations.......................    (81,587)  (1,316,322)
Income (loss) from discontinued operations (including
 applicable income tax benefit of $118,413 for the
 year ended December 31, 1999)........................  2,758,651       (7,156)
                                                       ----------  -----------
    Net income (loss)................................. $2,677,064  $(1,323,478)
                                                       ==========  ===========
Per share data
Basic net income (loss) per share:
Continuing operations................................. $    (0.04) $     (0.19)
Discontinued operations...............................       0.32          --
                                                       ----------  -----------
Net income (loss)..................................... $     0.28  $     (0.19)
                                                       ==========  ===========
Diluted net income (loss) per share:
Continuing operations................................. $    (0.04) $     (0.19)
Discontinued operations...............................       0.32          --
                                                       ----------  -----------
Net income (loss)..................................... $     0.28  $     (0.19)
                                                       ==========  ===========
Weighted average number of common shares:
  Basic common shares.................................  8,643,526    8,541,575
                                                       ==========  ===========
  Diluted common shares...............................  8,643,526    8,541,575
                                                       ==========  ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                          Preferred Stock      Common Stock    Additional      Treasury Stock
                         ------------------  -----------------   Paid-in    ---------------------  Accumulated
                          Shares    Amount    Shares   Amount    Capital     Shares     Amount       Deficit      Total
                         ---------  -------  --------- ------- -----------  --------- -----------  -----------  ----------
Balance at December 31,
 1997..................  4,566,667  $45,667  8,640,893 $86,410 $ 9,882,156    550,000 $  (496,537) $(6,515,364) $3,002,332
Issuance of shares for
 cash in connection
 with exercise of
 warrants..............        --       --     198,705   1,986     224,820        --          --           --      226,806
Issuance of shares in
 connection with
 exercise of cashless
 warrants..............        --       --     196,502   1,965      (1,965)       --          --           --          --
Accounts payable paid
 through issuance of
 common shares.........        --       --      43,184     432      58,946        --          --           --       59,378
Issuance of HBS escrow
 shares--employment
 agreements............        --       --     499,998   5,000      (5,000)       --          --           --          --
Redemption of HBS
 Exchange Series.......   (640,000)  (6,400)       --      --     (633,600)       --          --           --     (640,000)
Partial redemption of
 HBS Series............   (400,000)  (4,000)       --      --     (396,000)       --          --           --     (400,000)
Partial conversion of
 HBS Series............   (200,000)  (2,000)   100,000   1,000       1,000        --          --           --          --
Partial redemption of
 Series A..............   (300,000)  (3,000)       --      --     (297,000)       --          --           --     (300,000)
Partial conversion of
 Series B..............   (110,000)  (1,100)   110,000   1,100         --         --          --           --          --
Partial redemption of
 Series C..............   (200,000)  (2,000)       --      --     (118,000)       --          --           --     (120,000)
Partial conversion of
 Series C..............     (6,667)     (67)     2,667      27          40        --          --           --          --
Issuance of common
 stock in exchange for
 debt..................        --       --      12,000     120      29,880        --          --           --       30,000
Common shares received
 into treasury in
 connection with sale
 of Bordercom and
 related company.......        --       --         --      --          --     419,000    (900,000)         --     (900,000)
Purchase of common
 shares for the
 treasury..............        --       --         --      --          --     161,250    (469,830)         --     (469,830)
Issuance of
 compensatory stock
 warrants..............        --       --         --      --      118,590        --          --           --      118,590
Payment of preferred
 stock dividend........        --       --         --      --     (445,876)       --          --           --     (445,876)
Net loss...............        --       --         --      --          --         --          --    (1,323,478) (1,323,478)
                         ---------  -------  --------- ------- -----------  --------- -----------  -----------  ----------
Balance at December 31,
 1998..................  2,710,000   27,100  9,803,949  98,040   8,417,991  1,130,250  (1,866,367)  (7,838,842) (1,162,078)
Purchase of common
 shares for the
 treasury..............        --       --         --      --          --      46,666    (115,632)         --     (115,632)
Payment of preferred
 stock dividend........        --       --         --      --     (468,300)       --          --           --     (468,300)
Purchase of Primal
 Systems,
 Inc. .................  3,890,373   38,904        --      --    3,365,172        --          --           --    3,404,076
Release of HBS escrow
 shares-employment
 agreements............        --       --         --      --      991,300        --          --           --      991,300
Net income.............        --       --         --      --          --         --          --     2,677,064   2,677,064
                         ---------  -------  --------- ------- -----------  --------- -----------  -----------  ----------
Balance at December 31,
 1999..................  6,600,373  $66,004  9,803,949 $98,040 $12,306,163  1,176,916 $(1,981,999) $(5,161,778) $5,326,430
                         =========  =======  ========= ======= ===========  ========= ===========  ===========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Year Ended December 31,
                                                     ------------------------
                                                        1999         1998
                                                     -----------  -----------
Cash flows from operating activities:
Net (income) loss................................... $ 2,677,064  $(1,323,478)
Earnings from discontinued operations...............  (2,758,651)       7,156
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities
 from continuing operations:
  Bad debt expense..................................     102,580          --
  Amortization of loan discounts....................       8,280       30,166
  Write-off unamortized loan discounts..............         --        83,930
  Write-off debt issuance costs.....................         --        90,203
  Depreciation and amortization.....................     192,642       23,532
  Compensation in connection with issuance of
   warrants.........................................         --       118,590
  Common stock issued to settle debt................         --        30,000
Change in assets and liabilities, net of effects of
 assets and liabilities acquired and disposed of:
  Trade accounts receivable.........................     952,010          --
  Deferred revenue..................................  (1,241,004)         --
  Other current assets..............................     190,679         (444)
  Other current liabilities.........................         --      (200,000)
  Trade accounts payable and accrued liabilities....     302,714     (203,900)
  Income tax payable................................     137,651          --
  Other assets......................................     136,107       41,667
                                                     -----------  -----------
    Net cash provided by (used in) continuing
     operations.....................................     700,072   (1,302,578)
    Net cash provided by discontinued operations....   1,117,617    5,389,607
                                                     -----------  -----------
    Net cash provided by operating activities.......   1,817,689    4,087,029
                                                     -----------  -----------
Cash flows from investing activities:
  Purchase of property and equipment................    (316,479)         --
  Capitalized costs in connection with Primal
   acquisition......................................    (356,845)         --
  Cash paid for treasury stock......................    (115,632)    (469,830)
  Cash acquired from Primal acquisition.............     401,081          --
  Issuance of notes receivable......................         --      (100,000)
                                                     -----------  -----------
    Net cash (used in) investing activities.........    (387,875)    (569,830)
                                                     -----------  -----------
Cash flows from financing activities:
  Proceeds from notes payable.......................      37,963          --
  Principal payments on notes payable...............     (89,660)  (1,000,000)
  Payment of preferred stock dividends..............    (468,300)    (445,876)
  Redemption of preferred stock for cash............         --    (1,460,000)
  Issuance of shares of common and preferred stock
   for cash.........................................         --       226,806
                                                     -----------  -----------
    Net cash (used in) financing activities.........    (519,997)  (2,679,070)
                                                     -----------  -----------
Increase in cash....................................     909,817      838,129
Cash at beginning of year...........................     867,198       29,069
                                                     -----------  -----------
Cash at end of year................................. $ 1,777,015  $   867,198
                                                     ===========  ===========
Supplemental disclosures:
  Interest paid..................................... $    98,444  $   127,770
                                                     ===========  ===========
Schedule of non-cash financing and investing
 transactions:
  Preferred stock issued in acquisition of Primal... $ 3,404,076  $       --
                                                     ===========  ===========
  Net liabilities assumed in acquisition of Primal.. $   971,874  $       --
                                                     ===========  ===========
  Release of HBS escrow shares-employment and earn-
   out-agreements................................... $   991,300  $       --
                                                     ===========  ===========
  Financing fees in connection with issuance of
   warrants......................................... $       --   $   118,590
                                                     ===========  ===========
  Payment of accounts payable through issuance of
   common stock..................................... $       --   $    59,378
                                                     ===========  ===========
  Payment of debt through issuance of common stock.. $       --   $    30,000
                                                     ===========  ===========
  Receipt of treasury stock in connection with sale
   of Bordercomm.................................... $       --   $   900,000
                                                     ===========  ===========
  Loss on disposal of discontinued operations....... $       --   $    51,301
                                                     ===========  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General and Summary of Significant Accounting Principles

Business Activity

  Avery Communications, Inc. ("Avery") is the parent company of five wholly-owned subsidiaries, Avery Communications, Inc. a Texas corporation, Hold Billing Services, Ltd. ("HBS"), Primal Solutions, Inc. ("PSI") and Wireless Billing Solutions, doing business as Primal Billing Solutions ("Primal Billing Solutions") . Avery Communications, Inc. and its subsidiaries are collectively referred to as the "Company."

  Avery acquired PSI effective October 1, 1999. The consolidated results of operations of this acquisition (accounted for as a purchase) are included in these consolidated financial statements from October 1, 1999. Through this entity and its subsidiary, the Company provides computer software programming, customization, program maintenance and product marketing for a variety of software languages and platforms. PSI also designs, develops and supports an integrated suit of client/server and browser-based software solutions focusing on customer acquisition and retention in the telecommunications industry primarily utilizing decision support software and internet technologies.

  Effective February 29, 2000, the board of directors approved the spin-off of HBS. The operations of this entity have been reflected as discontinued operations for all periods presented in these consolidated financial statements (See Note 3). This entity provides billing and collection services to local exchange carriers ("LEC's") pursuant to long-term contracts. The Company presently operates under billing contracts with all seven of the regional Bell operating companies and GTE. The contracts give the Company the capability of providing billing services in 49 states and the District of Columbia.

  Effective January 1, 1998, Avery disposed of two of its previously owned subsidiaries, Alternate Telephone and Communications, Inc. ("ATC") and BorderComm, Inc. ("Bordercomm").

Consolidation

  The accompanying consolidated financial statements include the accounts of Avery and all of its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Statement of Cash Flows

  For purposes of the statement of cash flows, cash equivalents include time deposits, certificates of deposits, and all highly liquid debt instruments with original maturities of 3 months or less when purchased.

Property and Equipment

  Property and equipment are stated at cost. Depreciation and amortization are provided on the straight-line method over the following estimated useful lives:

   Computer and office
    equipment..............  5 years
   Furniture and fixtures..  7 years
   Leasehold improvements..  Shorter of the estimated useful life or life of the lease

  Depreciation from continuing operations for the year ended December 31, 1999 was $23,431. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized.

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

Long-Lived Assets

  The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of. In accordance with SFAS No. 121, long-lived assets are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. There was no impairment of the value of such assets for the years ended December 31, 1999.

Software Development Costs

  Costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Because the Company believes that its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no software development costs have been capitalized as of December 31, 1999. Total research and development costs expensed during the year ended December 31, 1999 totaled $543,525.

Goodwill

  Goodwill is the difference between the purchase price paid and liabilities assumed over the estimated fair market value of assets acquired from PSI. Goodwill recorded in connection with the acquisition of PSI amounted to $4,732,795 and is being amortized using the straight-line method over 7 years.

  Amortization expense for the year ended December 31, 1999 was $169,211. On a periodic basis, management reviews intangible assets for possible impairment based on several criteria, including but not limited to, sales trends, undiscounted operating cash flows and other operating factors.

Revenue Recognition

  Continuing Operations:

  Software Licenses, Services and Post-Contract Customer Support

  Revenues from sales of software licenses, which generally do not contain multiple elements, are recognized upon shipment of the related product if the requirements of AICPA Statement of Position 97-2, as amended, are met. If the requirements of AICPA Statement of Position 97-2, including evidence of an arrangement, client acceptance, a fixed or determinable fee, collectibility or vendor-specific objective evidence about the value of an element are not met at the date of shipment, revenue recognition is deferred until such items are known or resolved. Revenues from service and post-contract customer support is deferred and recognized ratably over the term of the contract.

  Software Programming and Customization Services

  Revenues are recognized as services are performed under the agreements.

  Discontinued Operations:

  Revenue and Cost Recognition on Contracts, Billing Services, and Advance Funding Programs

  Billing Services--The Company recognizes billing services revenues when its customers' records are accepted by HBS for billing and collections. Bills are generated by LEC's and the collected funds are remitted to the Company, which in turn remits these funds, net of fees and reserves, to its billing customers.

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

  The obligations consist of local exchange carrier billing fee, bad debts and sales and excise taxes. The Company records trade accounts receivable and service revenue for fees charged for its billing services. When the customers receivables are collected by the Company from the LEC's, the Company's trade receivables are reduced by the amount corresponding to the Company's processing fees and the remaining funds are recorded as amounts due to customers, included in deposits and other payables in the accompanying balance sheets. The Company also retains a reserve from its customers' settlement proceeds, calculated to cover accounts that the LEC's are unable to collect, LEC billing fees and sales taxes.

Stock Based Compensation

  The Company measures compensation cost for its stock based compensation plans under the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees. The difference, if any, between the fair value of the stock on the date of grant over the amount received for the stock is expensed over the related vesting period. Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, ("SFAS 123") requires companies electing to continue to use APB 25 to account for its stock-based compensation plan to make pro forma disclosures of net income (loss) and earnings (loss) per share as if SFAS 123 had been applied (See Note 10).

Net Income (Loss) Per Common Share

  Net income (loss) per common share is computed by dividing the net income
(loss), (decreased) increased by preferred stock dividends of $287,200 and $338,582 for the years ended December 31, 1999 and 1998, respectively, by the weighted average number of shares of common stock outstanding during the respective periods. The effect of the preferred stock dividend on the net income (loss) per common share was $0.03 and $0.04 per weighted average common share outstanding for the years ended December 31, 1999 and 1998, respectively. Diluted earnings per share includes the effect of all dilutive options and warrants and instruments convertible into common stock. During the years ended December 31, 1999 and 1998, the effect of outstanding warrants and options on the computation of net income (loss) per share would be anti-dilutive and, therefore, is not included in the computation of weighted average shares.

Use of Estimates and Assumptions

  Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could vary from the estimates that were used.

Concentration of Credit Risk

  The Company sells its products primarily to large commercial companies. Credit is extended based on an evaluation of the Customer's financial condition, and collateral is generally not required. The Company also evaluates its credit customers for potential credit losses. From time to time, the Company may hold cash with financial institutions in excess of FDIC insurance limits. The Company deposits its cash with high credit quality financial institutions.

Reclassifications

  Certain prior year amounts have been reclassified to conform with the 1999 presentation.

Fair Value of Financial Instruments

  The recorded amounts of financial assets and liabilities at December 31, 1999 and 1998, approximate fair value, based on the Company's incremental borrowing rate or due to the relatively short period of time between origination of the instruments and their expected realization.

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

Adoption of New Accounting Standards

  Effective January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. This standard requires the presentation of comprehensive income and its components for each year in which a statement of operations is presented. The Company had no transactions during the years ended December 31, 1999 and 1998 that would be included as comprehensive income.

  Effective January 1, 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement establishes the standard for the way business enterprises report information about operating segments in annual and interim financial statements. The statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. After excluding the discontinued operations segment, the Company currently has only one operating segment.

  The FASB has issued SFAS No. 132, Employers' Disclosures about Pensions and Other Post-retirement Benefits, an amendment of FASB Statements No. 87, 88, and 106. This Statement revises employers' disclosures about pension and other post-retirement benefit plans and standardizes the disclosure requirements for pensions and other postretirement benefits. The Company adopted the statement effective January 1, 1998. The Company typically does not offer the types of benefit programs that fall under the guidelines of SFAS No. 132.

  The FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, during the second quarter of 1998. SFAS No. 133 becomes effective for the Company's fiscal year 2000. The statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company does not currently engage in hedging activities, but will continue to evaluate the effects of adopting the statement.

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

2. Acquisitions and Dispositions

The Alternate Telephone and BorderComm Disposition

  Effective January 1, 1998, the Company disposed of ATC and Bordercomm and its subsidiaries in exchange for 419,000 shares of the Company's common stock, valued at $900,000, cash of $1,600,000 and a receivable for $185,000 from a third party. Assets and liabilities disposed of are as follows:

   Current assets.................................................. $ 2,302,665
   Equipment in service and furniture and equipment................     226,363
   Microwave concessions and other assets..........................   1,819,394
   Inter-company receivable........................................   1,321,627
   Current liabilities.............................................  (2,955,895)
   Long-term liabilities...........................................    (162,853)
                                                                    -----------
                                                                    $ 2,551,301
                                                                    ===========

The Corsair Transaction

  In February 1999, Corsair Communications, Inc. ("Corsair") and its wholly owned subsidiary, Subscriber Computing, Inc., sold substantially all of the assets relating to Subscriber's Communication Resource Manager billing system and Intelligent Message Router to Primal Billing Solutions, a wholly owned subsidiary of Primal Systems, Inc. Primal Systems, Inc. changed its name to Primal Solutions, Inc. concurrent with its acquisition by Avery on October 1, 1999. As consideration for Primal Billing Solutions entering into the Corsair transaction, Corsair paid $1,000,000 cash to Primal Billing Solutions. Corsair also agreed to loan Primal Billing Solutions the difference between the assets and liabilities acquired by Primal Billing Solutions, plus $200,000 cash. The terms of the Note are 10% annual interest, five year amortization, and payment in full required in May 2001. Avery guaranteed the obligations of Primal Billing Solutions. The Corsair transaction was entered into in contemplation of Avery's acquisition of Primal Systems, Inc. discussed below. Primal Billing Solutions recorded the acquisition under the purchase method of accounting, acquiring assets at fair value of $4,581,889 and assuming liabilities of $2,343,647 in addition to the note payable to Corsair. There was no goodwill recorded in connection with this transaction.

The Primal Acquisition

  In March 1999, Avery entered into a merger agreement with Primal Systems, Inc. and certain shareholders of Primal Systems, Inc. Pursuant to this agreement, Primal Systems, Inc. was purchased effective after the close of business on September 30, 1999. At the time of the merger, Avery issued 3,890,373 shares of Avery's convertible preferred stock in exchange for all of the issued and outstanding shares of Primal Systems, Inc. Of this amount, 1,945,188 shares will be held in escrow, to be issued to Primal Systems, Inc.'s shareholders based upon the operating performance of Primal Systems, Inc. from August 1, 1999 through July 31, 2000. Upon the meeting of certain operating performance thresholds by Primal Systems, Inc. during this period, the Primal Systems, Inc. shareholders may receive up to a maximum of 4,000,000 additional shares of Avery convertible preferred stock as additional consideration for the merger. In addition, upon Primal Systems, Inc.'s satisfaction of certain operating performance levels during this period, certain shareholders of Primal Systems, Inc. will have the right in September through October, 2000 to require Avery to repurchase up to 1,550,000 shares of Avery common stock issued upon the conversion of Avery preferred stock received in the merger for the purchase price of $2.50 per share.

  The transaction was accounted for using the purchase method of accounting with revenues and expenses of Primal Systems, Inc. being included in the Company's operations from the acquisition date. The stock issued in the merger was valued at $3,404,076 using the closing price of Avery's common stock on the acquisition date plus other acquisition costs of $356,845. The Company acquired assets at fair value of $4,421,356 and assumed liabilities of $5,393,230. The Company recorded goodwill of $4,732,795 in connection with this transaction which includes the expenses incurred to consummate the transaction.

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

  Mark J. Nielsen, the Company's President and Chief Executive Officer, was the Chairman of the Board and a significant shareholder of Primal Systems, Inc. at the time of its acquisition by the Company.

  Unaudited pro forma financial information for the years ended December 31, 1999 and 1998 as though the Primal acquisition had occurred on January 1, 1998 is as follows:

                                                         1999         1998
                                                      -----------  -----------
     Revenues........................................ $11,139,101  $ 1,458,924
                                                      ===========  ===========
     Net loss........................................ $(1,676,684) $(2,768,883)
                                                      ===========  ===========
     Net loss per share-continuing operations:
       Basic......................................... $     (0.19) $     (0.32)
                                                      ===========  ===========
       Diluted....................................... $     (0.19) $     (0.32)
                                                      ===========  ===========

3. Discontinued Operations

  On February 29, 2000, the board of directors of the Company approved the spin-off of Thurston Communications Corporation ("TCC") (See Note 12). TCC is a holding company and its wholly owned operating subsidiary is HBS. In essence the spin-off of TCC, is a spin-off of HBS. Each shareholder of the Company on the record date for the spin-off will receive one share of TCC for each share of the Company owned on that date. The spin-off will be recorded at book value for accounting purposes since HBS is an ongoing business. HBS was originally acquired during 1996. Pursuant to certain contingent incremental issuances of the Company's common stock in connection with HBS achieving required earnings projections, the Company released 185,000 of its common stock in 1999 as additional consideration for the HBS purchase. The shares were recorded at fair value of $297,900. This amount is included within the total $991,300 addition to paid-in capital in the statement of stockholders equity for the year ended December 31, 1999.

  At December 31, 1999 and 1998, the net current liabilities and net long-term assets of HBS were as follows:

                                                           1999        1998
                                                        ----------- -----------
Current assets
  Cash................................................. $ 5,678,050 $   219,275
  Advance payment receivables..........................   6,621,348  11,893,146
  Trade accounts receivable............................   1,002,490   1,090,672
  Other receivables....................................     681,526     486,152
  Deferred tax assets..................................     374,086         --
  Other current assets.................................      25,027      11,981
                                                        ----------- -----------
    Total current assets...............................  14,382,527  13,701,226
                                                        ----------- -----------
Current liabilities
  Line of credit.......................................         --    5,766,832
  Current portion of notes payable.....................       6,667       6,667
  Trade accounts payable...............................   4,345,373   3,765,762
  Current tax payable..................................     255,673         --
  Accrued liabilities..................................   2,347,676   1,984,397
  Accrued interest.....................................       5,227       2,007
  Deposits and other payables..........................  10,985,989   9,852,398
                                                        ----------- -----------
    Total current liabilities..........................  17,946,605  21,378,063
                                                        ----------- -----------
Net current liabilities of discontinued operations..... $ 3,564,078 $ 7,676,837
                                                        =========== ===========

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

                                                            1999        1998
                                                         ----------  ----------
Property and equipment
  Computer equipment and software.......................  1,063,674     902,841
  Furniture and fixtures................................    334,944     321,589
  Accumulated depreciation and amortization.............   (506,535)   (249,217)
                                                         ----------  ----------
                                                            892,083     975,213
                                                         ----------  ----------
Other assets
  Goodwill, net.........................................  3,022,748   2,993,539
  Purchased contracts, net..............................     70,555      35,092
  Deposits..............................................    185,514   1,570,278
  Other.................................................    417,649     494,850
                                                         ----------  ----------
    Total other assets..................................  3,696,466   5,093,759
                                                         ----------  ----------
Net long-term assets of discontinued operations......... $4,588,549  $6,068,972
                                                         ==========  ==========

  The operating results of HBS for the years ended December 31, 1999 and 1998 are as follows:

                                                        1999          1998
                                                    ------------  ------------
Operating revenues................................. $ 23,702,748  $ 19,633,576
Cost of revenues...................................  (17,385,337)  (13,043,784)
                                                    ------------  ------------
    Gross profit...................................    6,317,411     6,589,792
Selling, general and administrative expenses.......   (4,061,227)   (2,932,615)
Charge in connection with terminated customers.....      226,219    (4,271,394)
Advance funding program income, net................      341,294       691,174
                                                    ------------  ------------
  Income from operations...........................    2,823,697        76,957
Other income (expense).............................     (183,459)      (84,113)
                                                    ------------  ------------
  Income (loss) before income tax provision........    2,640,238        (7,156)
  Income tax provision.............................      118,413           --
                                                    ------------  ------------
  Net income (loss)................................ $  2,758,651  $     (7,156)
                                                    ============  ============

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

  During the year ended December 31, 1998, HBS recorded a charge of $4,271,394. The charge relates primarily to cash received from LECs that has been paid by HBS to terminated customers and must be refunded to the LECs. Under its billing contracts with the LECs, HBS is obligated to pay these refunds if it is unable to collect them from its customers. During the later half of 1998, HBS paid an estimated $3.8 million to terminated customers that will have to be refunded to the LECs. Of this amount, $1,471,742 were actually refunded to local exchange carriers in calendar 1998. Management does not believe that these amounts can be collected from the four customers that generated most of the charge since they are out of business with no material surviving assets. The refunds resulted from customers placing inappropriate charges on consumer's local telephone bills. The inappropriate charges stem from unauthorized switching of long distance service from a consumer's incumbent provider to our customer and placing unauthorized charges for services such as voice mail, internet access and paging on consumer's local telephone bills. Prior to incurring these refunds, HBS had processed billing records for these customers for periods ranging from approximately 10 months to two years. During these periods LEC refunds were within acceptable levels.

  The $4,271,394 consists of cash refunds made in calendar 1998 of $1,471,742 and estimated future refunds as of December 31, 1998 of $2,799,652 which is included in deposits and other payables in the balance sheet presented above. HBS estimated the $2,799,652 by reviewing actual refunds for the terminated customers in 1998 and 1999 and projecting future refunds based on each customer's actual refund pattern. In addition to the $3.8 million discussed above, included in the $4,271,394 charge is a $250,000 payment made to the FTC as further described in Note 5, legal fees and other charges. HBS has instituted a series of controls to limit its exposure to this type of refund in the future.

  In 1999, HBS expended $1,663,221 in cash relating to the $4.3 million dollar loss. Management determined that the loss was overestimated by $226,219, and accordingly, adjusted the reserve. At December 31, 1999, $910,212 of the original $4.2 million estimated loss remained in the deposits and other payables section of the balance sheet presented above. This is the remaining amount estimated for future cash expenditures expected to be charged by the LECs in connection with the terminated customers.

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

4. Property and Equipment

  At December 31, 1999, property and equipment consists of the following:

   Computers and office equipment................................... $1,524,626
   Furniture and fixtures...........................................     87,802
   Leasehold improvements...........................................     19,848
                                                                     ----------
                                                                      1,632,276
   Less accumulated depreciation and amortization...................    (23,431)
                                                                     ----------
   Property and equipment, net...................................... $1,608,845
                                                                     ==========

  Amortization of equipment purchased under capitalized lease obligations is included in depreciation expense. Included in property and equipment is $209,782 of equipment under capital leases at December 31, 1999. Accumulated amortization related to equipment under capital leases amounted to $13,111 at December 31, 1999.

5. Commitments and Contingencies

Continuing Operations:

  PSI leases office space and certain equipment under various noncancelable operating and capital leases. Future minimum lease payments required under the operating and capital leases are as follows:

                                                             Operating Capital
   Year ended December 31,                                    leases    leases
   -----------------------                                   --------- --------
   2000..................................................... $466,419  $107,010
   2001.....................................................  155,473    42,910
   2002.....................................................      --     28,261
   2003.....................................................      --        --
   2004.....................................................      --        --
                                                             --------  --------
   Total minimum lease payments............................. $621,892   178,181
                                                             ========
   Less amount representing interest........................             26,555
                                                                       --------
   Present value of minimum lease payments..................            151,626
   Less current portion at December 31, 1999................             89,577
                                                                       --------
   Long-term obligation at December 31, 1999................           $ 62,049
                                                                       ========

  Rent expense under such leases was $23,664 for the year ended December 31, 1999.

Discontinued operations:

  HBS has entered into various non-cancelable operating leases relating to equipment and office space. Future minimum payments on leases having remaining terms in excess of one year as of December 31, 1999 are as follows:

   Year ended December 31,
   -----------------------
   2000............................................................... $108,462
   2001...............................................................  108,462
   2002...............................................................  108,462
   2003...............................................................      --
   2004...............................................................      --
                                                                       --------
   Total minimum lease payments....................................... $325,386
                                                                       ========

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

  Rent expense for the years ended December 31, 1999 and 1998 amounted to $108,462 and $109,026, respectively.

  HBS is obligated to pay minimum usage charges over the lifetime of most LEC billing contracts. Each contract has a minimum usage amount which relates to HBS' customers' sales volume to be processed through the LEC. HBS does not expect to incur any losses with respect to these minimum usage requirements. The remaining minimum usage for significant contracts at December 31, 1999 is as follows:

                                                        Amount       Expires
                                                      ---------- ---------------
   Contract 1........................................ $4,850,000   March 1, 2001
   Contract 2........................................    450,000 January 1, 2003
   Others............................................    757,000 Throughout 2003
                                                      ----------
                                                      $6,057,000
                                                      ==========

  HBS files consolidated sales and excise tax returns on behalf of its customers for the various municipal, state and Federal jurisdictions in which its customers do business. HBS relies on monthly tax reports it receives from the LEC's in reporting and remitting such taxes. HBS' customers are contractually obligated to reimburse HBS for any disputes with taxing authorities that may arise from filing the sales and excise tax returns on behalf of their customers. HBS is contingently liable for any such disputes or assessments if its customers are unable or unwilling to honor the contract provisions. There were no such disputes at December 31, 1999. HBS is also contingently liable for chargebacks from the LEC's, to the extent such charge backs exceed HBS' reserves for such charge backs. This contingent liability is increased when HBS discontinues business with a particular customer.

  In connection with the acquisition of HBS, two of the previous partners of HBS entered into contingent incentive compensation agreements with HBS under which 666,664 shares are issuable based on HBS achieving certain pre-tax income levels (as defined). During 1998 and 1999, 0 and 416,665 shares, respectively, were released pursuant to these contingent incentive compensation agreements. These shares are reflected as compensation and an increase in stockholders equity in the accompanying financial statements. Furthermore, they are included in the $991,300 addition to paid-in capital in the statement of stockholders equity for the year ended December 31, 1999.

  HBS was party to a legal proceeding filed in July 1998. HBS was named in a complaint for injunctive relief filed by the Federal Trade Commission ("FTC") against Veterans of America Association ("VOAA"). The suit alleged that VOAA caused unauthorized charges to appear on end users' bills based on deceptive marketing programs and sought relief against HBS and others. Several months prior to the filing of the suit, HBS terminated its contract with VOAA based on suspicion of the same activities alleged by the FTC in its suit. Since termination, HBS has voluntarily paid out approximately twice the revenue it took in from this account in order to reimburse end-users for credits due and owing. Attorneys for HBS and Avery met with the FTC immediately after suit was filed and offered full cooperation in its investigation. Without admitting any liability or complicity in the alleged activities of its former customer, HBS and Avery agreed to a stipulated preliminary injunction with terms consistent with existing HBS guidelines as revised before suit was filed. The suit also sought monetary fines and/or reimbursement to end-users from all parties jointly and severally. No trial date has been set by the Court, and while denying liability, HBS has offered to cooperate with the FTC in developing new standards for the industry designed to better protect end-users. In 1999, HBS settled with the FTC in the amount of $250,000 and agreed to abide by the standards set by the FTC.

  From time to time, HBS is party to what it believes is routine litigation and proceedings that may be considered as part of the ordinary course of its business. Currently, HBS is not aware of any current or pending litigation or proceedings that would have a material adverse effect on HBS' business, results of operations or financial condition.

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

6. Notes Payable

  Notes payable at December 31, 1999 and 1998 are as follows:

                                                              December 31,
                                                           -------------------
                                                              1999      1998
                                                           ---------- --------
   Note payable to related party bearing interest at 12%
    per annum, principal due December 10, 2002,
    convertible to common stock at a price of $1.25 per
    share at any time, unsecured. Principal at December
    31, 1999 and 1998 is $350,000 adjusted for a discount
    for warrants issued in connection with the note based
    on imputed interest rate of 20%....................... $  325,195 $316,916
   Note payable to officers bearing interest at 10% per
    annum effective rate, principal due September 30,
    2001, net of discount.................................    170,575      --
   Note payable to seller of Primal Billing Solutions
    bearing interest at 10%, principal maturing
    May, 2001.............................................  2,030,785      --
                                                           ---------- --------
   Sub total..............................................  2,526,555  316,916
   Less current maturities................................    473,252      --
                                                           ---------- --------
   Long term portion...................................... $2,053,303 $316,916
                                                           ========== ========

  Principal amounts due on long-term debt at December 31, 1999 are as follows:

   2000............................................................. $  473,252
   2001.............................................................  1,728,108
   2002.............................................................    350,000
   2003.............................................................        --
   2004.............................................................        --
                                                                     ----------
     Total..........................................................  2,551,360
   Loan discounts...................................................    (24,805)
                                                                     ----------
     Total.......................................................... $2,526,555
                                                                     ==========

7. Stockholders' Equity (Deficit)

  The Company had six and five series of preferred stock outstanding as of December 31, 1999 and 1998, respectively.

  The preferred stock Series' A, B, C, D and E contain a conditional mandatory redemption feature. Beginning in 1998 and continuing from year to year thereafter, once audited stockholders' equity increased to $7,000,000, as compared to the December 31, 1996 stockholders' equity balance of $1,295,437, the Company would redeem the outstanding shares in each series on or before the first September 30 following that audited balance sheet date. Each series has a liquidation preference of $1.00 per share together with all unpaid dividends. Each series also includes a conversion feature. This feature provides for the preferred stockholder to convert their shares into common stock at a stated conversion price as follows: Series A and C--$2.50 per share, Series B and E--$1.00 per share, and Series D--$2.00 per share. The preferred stock Series D contains additional mandatory redemption provisions which are enacted based upon the sale of HBS. Series A, B, C, D and E preferred stock are automatically convertible at the earlier of 1) a vote of 2/3 of the shares of the respective series outstanding, or 2) the closing of an initial public offering of at least $5 per share and at least $7,000,000 in aggregate proceeds.

  The preferred stock Series F is participating and convertible. The participating feature entitles the holders to participate, on a "if converted" basis, in any and all dividends paid with respect to the common stock. The conversion feature associated with the Series F provides for the issuance of one share of common stock for every share of preferred Series F issued.

  Dividends are payable, as and if declared by the Board of Directors at an annual rate of $0.10 per share (Series A and D) and $0.12 per share (Series B, C and E), all payable quarterly.

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

8. Income Taxes

  The provision for income taxes consisted of the following:

                                                                  Years Ended
                                                                  December 31,
                                                                ----------------
                                                                  1999    1998
                                                                -------- -------
   Federal
    Current.................................................... $ 82,651 $   --
    Deferred...................................................      --      --
   State.......................................................   55,000     --
                                                                -------- -------
                                                                $137,651 $   --
                                                                ======== =======

  A reconciliation of the federal income tax provision (benefit) based on the U.S. Corporate income tax rate of 34% for 1999 and 1998 is as follows:

                                                            1999      1998
                                                          --------  ---------
   Income tax provision (benefit) at statutory rate...... $ 19,062  $(447,550)
   Meals and entertainment...............................   11,454      8,500
   Effect of sale of subsidiaries........................      --     144,365
   Stock option deduction for Federal tax purposes not
    deductible for financial reporting purposes..........      --    (269,373)
   State tax net of federal benefit......................   36,300        --
   Change in net operating loss - no benefit received.... (322,438)       --
   Net operating loss utilized...........................  (67,097)       --
   Non-deductible amortization...........................   56,223        --
   Other.................................................    8,647    (68,571)
   Valuation allowance...................................  395,500    632,629
                                                          --------  ---------
     Income tax expense.................................. $137,651  $     --
                                                          ========  =========

  Deferred taxes are provided for the temporary differences between the financial reporting bases and the tax bases of the Company's assets and liabilities. The temporary differences that give rise to the deferred tax assets or liabilities are as follows:

                                                          December 31,
                                                     ------------------------
                                                        1999         1998
   Deferred tax assets                               -----------  -----------
   Accounts receivable.............................. $   126,682  $    86,880
   Accrued expenses.................................      60,264       15,370
   Capital losses in excess of capital gains........      52,564          --
   Compensatory stock options.......................      43,716       43,716
   Net operating loss...............................   1,755,240    1,497,000
   Other............................................         664          664
   Less: Valuation allowance........................  (2,039,130)  (1,643,630)
                                                     -----------  -----------
     Net deferred tax asset......................... $       --   $       --
                                                     ===========  ===========

  Deferred tax assets and liabilities as of December 31, 1999 and 1998 are as follows:

                                                        1999         1998
                                                     -----------  -----------
   Current deferred tax asset....................... $   186,946  $   102,250
   Valuation allowance for current deferred tax
    asset...........................................    (186,946)    (102,250)
                                                     -----------  -----------
     Net current deferred tax asset................. $       --   $       --
                                                     ===========  ===========
   Non-current deferred tax asset................... $ 1,852,184  $ 1,541,380
   Valuation allowance for non-current deferred tax
    asset...........................................  (1,852,184)  (1,541,380)
                                                     -----------  -----------
     Net non-current deferred tax asset............. $       --   $       --
                                                     ===========  ===========

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

  The current and non-current deferred tax assets have a 100% valuation allowance due to the uncertainty of generating future taxable income.

  As of December 31, 1999, the Company has net operating loss carryforwards for federal income tax purposes of approximately $4,700,000, that begin expiring in the year 2008. The utilization of the net operating loss is subject to limitations in accordance with (S)382 of the Internal Revenue Code.

9. Related Party Transactions and Other Events

  In December 1997, the Company entered into a five-year $350,000 note payable with a company for which its president is also a member of the board. The note bears interest at 12%, is convertible to common stock and contains warrants for 175,000 shares of common stock at $1.50 exercise price. The note is outstanding as of December 31, 1999, and is included with net current liabilities of discontinued operations.

  In May 1998, the Company granted an option to purchase 100,000 shares of its common stock at $2.69 per share (fair value at the date of grant) to the directors of the Company.

  During July 1998, the Company repaid a $1,000,000 loan to an entity of which its chairperson is a partner.

  Also during July 1998, the Company entered into an employment agreement with its chairperson and issued an option to purchase 420,000 shares of common stock at a price of $3.00 per share (fair value at the date of grant). The terms of the employment agreement require the Company to pay an annual salary of $200,000 for five years.

  The Company granted another warrant to a director during July 1998 for 25,000 shares at $3.00 per share.

  During December 1998, the Company entered into an employment agreement with its new president and issued an option to purchase 925,000 shares of common stock at a price of $2.00 per share (which was more than fair value at the date of grant). One-half of the option vested at the date of the grant, with the balance vesting during the first six months of 1999. The terms of the employment agreement require the Company to pay an annual salary of $200,000.

  During December 1998, the Company advanced $400,000 to an HBS employee at 9% interest. This amount is included in net current liabilities of discontinued operations. The Company advanced $100,000 to a company at 10% for which its president is a major stockholder. The advance of $100,000 was repaid in 1999.

  In December 1998, Avery's Board of Directors authorized Avery to repurchase any or all of its outstanding warrants for a price of $1.00 per underlying share. In December 1998, Avery repurchased warrants held by an entity controlled by its chairperson to purchase 100,000 shares of common stock at an exercise price of $1.50 per share. The $100,000 amount was recorded as compensation in 1998. During 1999, an additional 621,736 warrants and options with $1.50 exercise prices were repurchased from entities controlled by the Company's chairperson for a price of $1.00 per underlying share. The entire amount of $621,736 has been included as an expense in income from discontinued operations.

  At the close of business on September 30, 1999, the Company purchased Primal Systems, Inc. Mark Nielsen, President and Chief Executive Officer of the Company, was Chairman of the Board and a significant shareholder of Primal Systems at the time of the purchase.

  In conjunction with the acquisition of PSI, Avery acquired certain notes payable to the officers of PSI. At December 31, 1999, the total amount due on these notes was $170,575, net of discount of $6,091. These notes bear interest at 6%. The current portion of these notes at December 31, 1999 was $88,333 and the long-term portion of these notes was $82,242.

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

10. Stock Options and Warrants

  Pursuant to various note agreements and in accordance with agreements for key employees, the Company has issued certain stock options and warrants. The options are considered compensatory.

  Following is a summary of warrant and option activity:

                                                            Weighted
                                                            Average
                         Compensatory                       Exercise
                           Options    Warrants     Total     Price     Total
                         ------------ ---------  ---------  -------- ----------
Outstanding at December
 31, 1997...............    592,500   2,283,923  2,876,423   $1.37   $3,946,946
  Purchase of option....   (100,000)        --    (100,000)  $1.50     (150,000)
  Granted...............  1,510,000      12,500  1,522,500   $2.32    3,532,502
  Exercised.............    (17,500)   (567,871)  (585,371)  $1.38     (806,808)
                          ---------   ---------  ---------           ----------
Outstanding at December
 31, 1998...............  1,985,000   1,728,552  3,713,552            6,522,640
  Purchase of option....        --     (621,736)  (621,736)  $1.26     (783,387)
  Granted...............  1,257,777      70,000  1,327,777   $1.56    2,066,667
  Expired...............        --     (121,666)  (121,666)  $1.50     (182,499)
                          ---------   ---------  ---------           ----------
Outstanding at December
 31, 1999...............  3,242,777   1,055,150  4,297,927           $7,623,421
                          =========   =========  =========           ==========

  The outstanding stock options and warrants expire from August 1998 through 2008.

  The following summarizes information about compensatory options outstanding at December 31, 1999:

                    Options Outstanding                          Options Exercisable
------------------------------------------------------------- -------------------------
                                Weighted Avg.   Weighted Avg.             Weighted Avg.
Range of Exercise    Number       Remaining       Exercise      Number      Exercise
     Prices        Outstanding Contractual Life     Price     Exercisable     Price
-----------------  ----------- ---------------- ------------- ----------- -------------
      $.50-
      $3.00         3,242,777     6.1 years         $1.85      2,281,268      $1.90

  The weighted average fair values of compensatory option exercise prices equal to and below market price at the date of grant are as follows:

                                                                  Equal to Below
                                                                  -------- -----
   1999..........................................................  $ 1.17  $ --
   1998..........................................................  $ 1.52  $1.37

  Compensation cost totaling $118,590 was recognized for several options granted in 1998 as the exercise price was below the fair value at the grant date. The considered fair value of the Company's common stock on the date of each respective grant was based upon the quoted NASD closing share price. The remaining options granted in 1998 and 1999 have exercise prices which approximate fair value (which was the quoted trading price at the date of grant) and accordingly, no compensation cost has been recognized for those compensatory stock options in the consolidated financial statements. Had compensation cost for the Company's stock options been determined consistent with FASB Statement No. 123, the Company's net income (loss) and net income
(loss) per share would have been (decreased) increased to the pro forma amounts indicated below.

                                                      Years ended December 31,
                                                      ------------------------
                                                         1999         1998
                                                      ------------------------
   Net income (loss)....................  As reported $ 2,677,064 $ (1,323,478)
                                          Pro forma   $ 2,126,579 $ (2,880,877)
   Income (loss) per common share (Basic
    and Diluted)........................  As reported $       .28 $       (.19)
                                          Pro forma   $       .21 $       (.38)

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

  The estimate for the fair value of each option grant is on the date of grant using the Black-Scholes method option-pricing model. The following assumptions were used for grants in 1999--dividend yield of 0%, expected volatility of 100%, expected life of 3 to 5 years and an estimated risk free interest rate of 6.0%. The following assumptions were used for grants in 1998--dividend yield of 0%, expected volatility of 89%, expected life of 2 to 5 years and an estimated risk free interest rate of 6.0%.

  The model is based on historical stock prices and volatility which, due to the low volume of transactions, may not be representative of future price variances.

11. 401(k) Plan

  PSI has a contributory 401(k) plan which covers substantially all employees of PSI. PSI made no contribution to the plan during the period from October 1, 1999 through December 31, 1999. Avery also has a 401(k) plan which covers substantially all of the employees of Avery and HBS. Avery made contributions of $27,670 and $16,680 during the years ended December 31, 1999 and 1998, respectively.

12. Subsequent Events

 HBS Conversion to Corporation

  HBS was converted from a Texas limited partnership to a corporation named Hold Billing Services Company effective February 15, 2000. In connection with the conversion, Avery-HBS, Inc., the legal entity which owned the 1% general partnership interest of HBS, became the owner of 100% of the stock of Hold Billing Services Company. Avery-HBS intends to reincorporate in Delaware and to change its name to Thurston Communications Corporation. Hold Billing Services Company will then become a wholly owned subsidiary of Thurston Communications Corporation ("TCC"), which in turn will be a wholly owned subsidiary of Avery. These changes were and are being made in anticipation of the TCC spin-off discussed below.

 TCC Spin-Off

  On February 29, 2000, the board of directors approved the spin-off of TCC. TCC is a holding company and its only operating subsidiary is HBS. Essentially, the spin-off of TCC is a spin-off of HBS. The spin-off will be accomplished through a distribution of one share of TCC for each share of Avery held by stockholders as of the record date for the spin-off. The board of directors approved the spin-off primarily due to the fact that it appears that investors will be better able to understand the PSI and HBS businesses in separate entities rather than being combined into one entity. The exercise and conversion prices of our stock warrants, options and convertible securities will all be adjusted to reflect the spin-off. The valuation of the TCC stock to be distributed will be determined through an appraisal of the HBS business. For accounting purposes, the spin-off will be recorded at book value since HBS is an ongoing business. The spin-off will be a taxable transaction for federal income tax purposes. The financial information contained in this document presents HBS as a discontinued operation due to the spin-off. Accordingly, the amounts in the statement of operations through the provision for income taxes are PSI's plus expenses of Avery not associated with the discontinued operations segment.

                                 EXHIBIT INDEX

 Exhibit
 Number                          Description of Document
 -------                         -----------------------
 2.1(1)   Partnership Interest Purchase Agreement dated as of May 3, 1996, by and among Avery Communications, Inc., Avery Acquisition Sub, Inc.,
           Hold Billing Services, Ltd., Hold Billing & Collection, L.C., Joseph
           W. Webb, James A. Young, Edward L. Dunn, Philip S. Dunn, Harold D.
           Box, and David W. Mechler, Jr.

 2.2(2)   First Amendment to Partnership Interest Purchase Agreement by and
           between Avery Communications, Inc., Avery Acquisition Sub, Inc.,
           HOLD Billing Services, Ltd., HOLD Billing & Collection, L.C., Joseph
           W. Webb, James A. Young, Edward L. Dunn, Philip S. Dunn, Harold D.
           Box and David W. Mechler, Jr.

 2.3(3)   Partnership Interest Option Agreement dated as of May 3, 1996, by and among Avery Communications, Inc., Avery Acquisition Sub, Inc., and
           Harold D. Box and David W. Mechler, Jr.

 2.4(4)   First Amendment to Partnership Interest Option Agreement dated as of
           October 15, 1996, by and among Avery Communications, Inc., Avery
           Acquisition Sub, Inc., Harold D. Box, and David W. Mechler, Jr.

 2.5(5)   Agreement and Plan of Merger, dated as of March 19, 1999, by and among Avery Communications, Inc., ACI Telecommunications Financial
           Services Corporation, Primal Systems, Inc., Mark J. Nielsen, John
           Faltys, Joseph R. Simrell and David Haynes (the "Primal Merger
           Agreement")

 2.6(6)   Amendment No. 1 to the Primal Merger Agreement

 2.7(7)   Amendment No. 2 to the Primal Merger Agreement

 3.1(8)   Certificate of Incorporation, as amended

 3.2(9)   Amended and Restated Bylaws

 4.1(10)  Specimen Common Stock Certificate

 4.2(11)  Form of Warrant Exchange and Exercise Agreement

 4.3(12)  Form of Warrant Exercise and Securities Exchange Agreement for
           $800,000 Bridge Loan Notes

 4.4(13)  Form of Warrant Exercise and Securities Exchange Agreement for
           $1,050,000 Promissory Note

 4.5(14)  Form of Warrant Exercise and Securities Exchange Agreement for
           $340,000 Promissory Notes

 4.6(15)  Registration Rights Agreement by and among Avery Communications, Inc.
           and Joseph W. Webb, James A. Young, Edward L. Dunn, Philip S. Dunn,
           Harold D. Box, and David W. Mechler, Jr. dated November 15, 1996

 4.7(16)  Registration Rights Agreement by and between Avery Communications,
           Inc. and The Franklin Holding Corporation (Delaware) dated May 30,
           1997

 4.8(17)  Registration Rights Agreement by and between Avery Communications,
           Inc. and Roger Felberbaum dated December 5, 1996

 4.9(18)  Registration Rights Agreement by and between Avery Communications,
           Inc. and Giulio Curiel dated December 31, 1996

 4.10(19) Registration Rights Agreement by and between Avery Communications,
           Inc. and Sabina International S.A. dated December 31, 1996

 4.11(20) Form of Investor Warrant

 4.12(21) Registration Rights Agreement by and between Avery Communications,
           Inc. and Thomas A. Montgomery dated January 24, 1997

 Exhibit
 Number                           Description of Document
 -------                          -----------------------
  4.13(22) Registration Rights Agreement by and between Avery Communications,
            Inc. and Thurston Bridge Fund, L.P. dated December 6, 1996

  4.14(23) Registration Rights Agreement by and between Avery Communications,
            Inc. and Eastern Virginia Small Business Investment Corporation dated December 23, 1996

  4.15(24) Securities Exchange Agreement for 1996 HBS Series

  4.16(25) $350,000 Promissory Note payable to Eastern Virginia Small Business
            Investment Corporation dated December 23, 1996

  4.17(26) $50,000 Promissory Note to Global Capital Resources, Inc. dated
            September 30, 1996

  4.18(27) Loan and Security Agreement, by and between Hold Billing Services,
            Ltd. and FINOVA Capital Corporation dated March 25, 1997

  4.19(28) Schedule to Loan and Security Agreement, by and between Hold Billing
            Services, Ltd. and FINOVA Capital Corporation dated March 25, 1997

  4.20(29) Amendment to Loan and Security Agreement and Schedule to Loan and
            Security Agreement, by and between Hold Billing Services, Ltd. and
            FINOVA Capital Corporation dated February 1998

  4.21(30) Second Amendment to Loan and Security Agreement and Schedule to Loan and Security Agreement, by and between Hold Billing Services, Ltd.
            and FINOVA Capital Corporation dated April 1998

  4.22(31) $7,500,000 Secured Revolving Credit Note to FINOVA Capital
            Corporation from Hold Billing Services dated March 25, 1997

 10.1(32)+ Employment Agreement by and between Avery Communications, Inc. and
            Patrick J. Haynes, III dated July 1, 1998

 10.2(33)+ Stock Warrant Certificate to Patrick J. Haynes, III dated July 1,
            1998

 10.3(34)+ Employment and Noncompetition Agreement by and between Hold Billing
            Services, Ltd. and Harold D. Box dated November 15, 1996

 10.4(35)+ Employment Agreement by and between Avery Communications, Inc. and
            Mark J. Nielsen dated December 1, 1998

 10.5(36)+ Avery Communications, Inc. Stock Option to Mark J. Nielsen dated
            December 1, 1998

 10.6(37)  Investment Agreement by and between The Franklin Holding Corporation
            (Delaware) and Avery Communications, Inc. dated May 30, 1997

 10.7(38)  Warrant to the Thurston Group, Inc. dated May 27, 1997

 10.8(39)  Avery Communications, Inc. Stock Purchase Warrant to Thurston Bridge
            Fund, L.P. dated December 6, 1996

 10.9(40)  Avery Communications, Inc. Stock Purchase Warrant to Eastern
            Virginia Small Business Investment Corporation dated December 23,
            1996

 10.10(41) Avery Communications, Inc. Stock Purchase Warrant to The Franklin
            Holding Corporation (Delaware) dated May 30, 1997

 10.11(42) Form of Billing Services Agreement

 10.12(43) Form of Supplemental Advance Purchase Agreement

 10.13(44) Form of Director and Officer Indemnification Agreement

 Exhibit
 Number                          Description of Document
 -------                         -----------------------
 10.14(45)+ Avery Communications, Inc. 1999 Flexible Incentive Plan

 21.1*      Subsidiaries of Registrant

 27.1*      Financial Data Schedule for Twelve Months Ended December 31, 1999

--------
 * Filed herewith.
 + Management contract or compensatory plan or arrangement.
 (1) Incorporated hereby by reference to Exhibit 2.1 to the registrant's registration statement on Form SB-2 (File No. 333-65133)
 (2) Incorporated hereby by reference to Exhibit 2.2 to the registrant's registration statement on Form SB-2 (File No. 333-65133)
 (3) Incorporated hereby by reference to Exhibit 2.3 to the registrant's registration statement on Form SB-2 (File No. 333-65133)
 (4) Incorporated hereby by reference to Exhibit 2.4 to the registrant's registration statement on Form SB-2 (File No. 333-65133)
 (5) Incorporated hereby by reference to Exhibit 2.5 to the registrant's registration statement on Form SB-2 (File No. 333-65133)
 (6) Incorporated by reference to Exhibit 2.6 to the registrant's registration statement on Form SB-2 (File No. 333-65133)
 (7) Incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K, dated September 27, 1999
 (8) Incorporated hereby by reference to Exhibit 3.1 to the registrant's registration statement on Form SB-2 (File No. 333-65133)
 (9) Incorporated hereby by reference to Exhibit 3.2 to the registrant's registration statement on Form SB-2 (File No. 333-65133)
(10) Incorporated hereby by reference to Exhibit 4.1 to the registrant's registration statement on Form SB-2 (File No. 333-65133)
(11) Incorporated hereby by reference to Exhibit 4.2 to the registrant's registration statement on Form SB-2 (File No. 333-65133)
(12) Incorporated hereby by reference to Exhibit 4.3 to the registrant's registration statement on Form SB-2 (File No. 333-65133)
(13) Incorporated hereby by reference to Exhibit 4.4 to the registrant's registration statement on Form SB-2 (File No. 333-65133)
(14) Incorporated hereby by reference to Exhibit 4.5 to the registrant's registration statement on Form SB-2 (File No. 333-65133)
(15) Incorporated hereby by reference to Exhibit 4.6 to the registrant's registration statement on Form SB-2 (File No. 333-65133)
(16) Incorporated hereby by reference to Exhibit 4.7 to the registrant's registration statement on Form SB-2 (File No. 333-65133)
(17) Incorporated hereby by reference to Exhibit 4.8 to the registrant's registration statement on Form SB-2 (File No. 333-65133)
(18) Incorporated hereby by reference to Exhibit 4.9 to the registrant's registration statement on Form SB-2 (File No. 333-65133)
(19) Incorporated hereby by reference to Exhibit 4.10 to the registrant's registration statement on Form SB-2 (File No. 333-65133)
(20) Incorporated hereby by reference to Exhibit 4.11 to the registrant's registration statement on Form SB-2 (File No. 333-65133)
(21) Incorporated hereby by reference to Exhibit 4.12 to the registrant's registration statement on Form SB-2 (File No. 333-65133)
(22) Incorporated hereby by reference to Exhibit 4.13 to the registrant's registration statement on Form SB-2 (File No. 333-65133)
(23) Incorporated hereby by reference to Exhibit 4.14 to the registrant's registration statement on Form SB-2 (File No. 333-65133)
(24) Incorporated hereby by reference to Exhibit 4.15 to the registrant's registration statement on Form SB-2 (File No. 333-65133)

(25) Incorporated hereby by reference to Exhibit 4.16 to the registrant's registration statement on Form SB-2 (File No. 333-65133)
(26) Incorporated hereby by reference to Exhibit 4.17 to the registrant's registration statement on Form SB-2 (File No. 333-65133)
(27) Incorporated hereby by reference to Exhibit 4.18 to the registrant's registration statement on Form SB-2 (File No. 333-65133)
(28) Incorporated hereby by reference to Exhibit 4.19 to the registrant's registration statement on Form SB-2 (File No. 333-65133)
(29) Incorporated hereby by reference to Exhibit 4.20 to the registrant's registration statement on Form SB-2 (File No. 333-65133)
(30) Incorporated hereby by reference to Exhibit 4.21 to the registrant's registration statement on Form SB-2 (File No. 333-65133)
(31) Incorporated hereby by reference to Exhibit 4.22 to the registrant's registration statement on Form SB-2 (File No. 333-65133)
(32) Incorporated hereby by reference to Exhibit 10.1 to the registrant's registration statement on Form SB-2 (File No. 333-65133)
(33) Incorporated hereby by reference to Exhibit 10.2 to the registrant's registration statement on Form SB-2 (File No. 333-65133)
(34) Incorporated hereby by reference to Exhibit 10.3 to the registrant's registration statement on Form SB-2 (File No. 333-65133)
(35) Incorporated hereby by reference to Exhibit 10.4 to the registrant's registration statement on Form SB-2 (File No. 333-65133)
(36) Incorporated hereby by reference to Exhibit 10.5 to the registrant's registration statement on Form SB-2 (File No. 333-65133)
(37) Incorporated hereby by reference to Exhibit 10.6 to the registrant's registration statement on Form SB-2 (File No. 333-65133)
(38) Incorporated hereby by reference to Exhibit 10.7 to the registrant's registration statement on Form SB-2 (File No. 333-65133)
(39) Incorporated hereby by reference to Exhibit 10.8 to the registrant's registration statement on Form SB-2 (File No. 333-65133)
(40) Incorporated hereby by reference to Exhibit 10.9 to the registrant's registration statement on Form SB-2 (File No. 333-65133)
(41) Incorporated hereby by reference to Exhibit 10.10 to the registrant's registration statement on Form SB-2 (File No. 333-65133)
(42) Incorporated hereby by reference to Exhibit 10.11 to the registrant's registration statement on Form SB-2 (File No. 333-65133)
(43) Incorporated hereby by reference to Exhibit 10.12 to the registrant's registration statement on Form SB-2 (File No. 333-65133)
(44) Incorporated hereby by reference to Exhibit 10.13 to the registrant's registration statement on Form SB-2 (File No. 333-65133)
(45) Incorporated hereby by reference to Exhibit 99.1 to the registrant's registration statement on Form S-8 (File No. 333-33486)