Form 10KSB40/A
period 1999-12-31
AVERY COMMUNICATIONS INC
filed 2000-04-28
CIK 946855

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               ----------------

                                 FORM 10-KSB/A

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

                    Common Stock, par value $.01 per share

                                Title of Class

                               ----------------

  Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

   Issuers revenues for the most recent fiscal year................  $4,547,703
   Aggregate market value of the 5,829,518 shares of Common Stock held
   by non-affiliates of the registrant at the average bid and asked price on
   April 20, 2000..................................................  $9,837,312
   Number of shares of Common Stock outstanding as of the close of
   business on April 20, 2000......................................   8,745,651

  Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----

                                 PART II

Item 7.  Financial Statements.............................................   1

                                 PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act..............   2
Item 10.   Executive Compensation.........................................   4
Item 11.   Security Ownership of Certain Beneficial Owners and
      Management..........................................................   6
Item 12.   Certain Relationships and Related Transactions.................   7
Index to Financial Statements.............................................   9

                                    PART II

Item 7. Financial Statements

Our consolidated financial statements required to be included in Item 7 are set forth in the Index to Financial Statements set forth on page 9 of this report. We are filing our financial statements with this amendment for the purposes of correcting an error in footnote 2 to the financial statements and to correct immaterial typographical errors.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and General Partners; Compliance with Section 16(a) of the Exchange Act

The following table sets forth certain information with respect to the directors and executive officers of Avery.

   Name        Age Position
   ----        --- --------
   Patrick J.
    Haynes,
    III         51 Director and Chairman of the Board
   Mark J.
    Nielsen     41 Director, President and Chief Executive Officer
   Scot M.
    McCormick   46 Director, Vice President, Chief Financial Officer and Secretary
   Norman M.
    Phipps      40 Director
   J. Alan
    Lindauer    60 Director
   Stephen L.
    Brown       61 Director and Vice Chairman of the Board
   Spencer L.
    Brown       34 Director
   Robert T.
    Isham,
    Jr.         47 Director

Directors hold office until the next annual meeting of stockholders and until their successors are duly elected and qualify.

Patrick J. Haynes, III has served as a director and Chairman of the Board of Avery since November 1995. Mr. Haynes was elected President and Chief Executive Officer of Avery in July 1998, and served in such capacity until December 1, 1998. In 1992, Mr. Haynes founded and became President of American Communications Services, Inc., a start-up, fiber optic, competitive access provider telephone company. Mr. Haynes directed development of the strategic plan, put management in place and operated the company on a day-to-day basis for 18 months. He also advised and consulted in connection with the placement of $52 million in equity and $81 million in debt. American Communications is now a NASDAQ-listed company with a market capitalization in excess of $400 million. Mr. Haynes is the Senior Managing Director of the Thurston Group, Inc., a private merchant bank in Chicago. Mr. Haynes and Russell T. Stern, Jr. founded the Thurston Group in 1987. Previously, Mr. Haynes was associated with Merrill Lynch, Oppenheimer & Company, and Lehman Brothers as an investment banker.

Mark J. Nielsen has served as President and Chief Executive Officer of Avery since December 1, 1998, and was elected as a director on December 15, 1998. From February 1998 until joining Avery, Mr. Nielsen served as the Chairman of Primal Systems, Inc., a private company engaged in providing software consulting and decision support systems to the telecommunications industry. From 1988 to 1997, Mr. Nielsen was President and Chief Executive Officer; and Chairman until 1998, of Subscriber Computing, Inc., a private company providing billing and customer care solutions to the telecommunications industry worldwide. During his tenure at Subscriber Computing, he completed a $15 million private placement, acquired another software company, and positioned the company for its ultimate sale to Corsair Communications, Inc. in 1998. Previously, Mr. Nielsen was Industry Director--Mobile Communications for Cincinnati Bell Information Systems and Director of Sales and Marketing for Cellular Business Systems, Inc. serving the billing and customer care needs of the telecommunications industry on a service bureau basis. Mr. Nielsen has delivered a letter to Avery's Board of Directors advising Avery and the Board that the letter should be considered as his notice of termination of his employment agreement, effective May 5, 2000.

Scot M. McCormick has served as Vice President, Chief Financial Officer and Assistant Secretary of Avery since July 1996. Mr. McCormick was elected as a director and to the office of Secretary in July 1998. Prior to becoming the Chief Financial Officer of Avery, Mr. McCormick was a consultant to Avery from 1995 through June 1996. From 1993 to 1995, Mr. McCormick served as Chief Financial Officer and Secretary of The Park Corporation in Barrington, Illinois. From 1990 to 1993, he served as Chief Financial and Administrative Officer and Secretary of Whitestar Graphics, Inc. From 1978 to 1990, Mr. McCormick was associated with the Crown organization in Chicago, including Controller of American Envelope Company from 1980 to 1990. From 1976 to 1978, Mr. McCormick worked for Coopers & Lybrand.

Norman M. Phipps has served as a director of Avery since November 1995. Mr. Phipps is a director of LogiMetrics, Inc., a company primarily involved in the manufacture of infrastructure equipment for the wireless broadband telecommunications market. Mr. Phipps has served as the President and Chief Operating Officer of LogiMetrics since April 1997, and also as interim Chief Financial Officer since March 1998. From May 1996 to April 1997, Mr. Phipps served as Chairman of the Board and Acting President of LogiMetrics. Mr. Phipps has served as a principal of two private investment firms, Phipps, Teman & Company, L.L.C. (from January 1994 to December 1997) and CP Capital Partners (from January 1991 to December 1993).

J. Alan Lindauer currently serves as President of Waterside Capital and has served as President of Waterside Management, Inc., a business consulting firm, since 1986. Mr. Lindauer has also served as a director of Commerce Bank of Virginia since 1986 and serves as chair of its Loan Committee, Norfolk Division, and a member of the Executive, Trust, Marketing, Compensation, and Mergers & Acquisition Committees. Mr. Lindauer served as director of Citizens Trust Bank from 1982 to 1985 as well as a member of its Trust and Loan Committees. Mr. Lindauer founded Minute-Man Fuels in 1963 and managed Minute-Man Fuels until 1985.

Stephen L. Brown has served as Chairman of the Board of Directors and Chief Executive Officer of Franklin Capital Corporation since October 1986. Since June 1984, Mr. Brown has been Chairman of SLB & Co., Inc., a private investment firm. Mr. Brown is a director of Copley Financial Services Corporation and an advisor to Copley Fund, Inc., a mutual fund. Spencer L. Brown is Mr. Brown's son.

Spencer L. Brown has been Senior Vice President of Franklin Capital since November 1995, Secretary of Franklin Capital since October 1994 and was Vice President of Franklin Capital from August 1994 to November 1995. From September 1993 to July 1994 Mr. Brown was an attorney with the firm of Wilson, Elser, Moskowitz, Edelman & Dicker, and from September 1991 to September 1993 he was an attorney with the firm of Weil, Gotshal & Manges LLP. Mr. Brown is the son of Mr. Stephen L. Brown, the Chairman and Chief Executive Officer of Franklin. Stephen L. Brown is Mr. Brown's father.

Robert T. Isham, Jr. originally served as a director of Avery from November 1995 to March 1996, and then rejoined the Board in July 1998. Mr. Isham is currently a managing director of the Thurston Group, Inc., a private merchant bank based in Chicago. Previously, he ran his own commercial law practice in Chicago and, before that, he was a partner with the law firm of McDermott, Will & Emery.

Significant Employees

Harold D. ("Rick") Box is Vice President of Operations and Marketing of HBS. Mr. Box has been involved in the telecommunications industry since 1983 in areas such as paging, long distance and local exchange carrier clearing house services. He served as Director of Client Relations for HBS's major competitor, Zero Plus Dialing (a subsidiary of Billing Concepts, Inc.) from 1988 to 1993. He was a Vice President of Operations of Home Owners Long Distance Incorporated from 1993 to 1994 and a founding partner of HBS. Mr. Box holds a Bachelor's Degree in Business Administration from North Texas State University.

William L. Salway was appointed President of Primal in January 2000. Mr. Salway has extensive experience in software development and telecommunications. He began consulting for Primal in January, 1999 and was named Vice President and General Manager in February of that same year. Prior to his involvement with Primal, Mr. Salway was President and Chief Operating Officer of Garg Data International in Newport Beach, California, a privately held information technology company engaged in consulting services software products. Mr. Salway was Vice President of Sales and Marketing and, subsequently, President of CAIR Systems, a venture capital backed provider of property and casualty insurance software from 1989 through 1996. From 1965 through 1989, Mr. Salway was employed in a variety of positions of increasing responsibility in software and telecommunications with both large-scale companies, such as RCA, Citicorp and United Technologies, as well as with small cap and venture capital backed start-ups. He is a graduate of Rutgers University.

Compensation of Directors

Each member of the Board receives a one-time warrant to purchase 75,000 shares of common stock at an exercise price determined by the Board at the time of issuance. Each non-employee director also receives an annual stipend of $10,000 and an annual grant of options to purchase 10,000 shares of common stock at an exercise price determined by the Board at the time of grant. The non-employee directors of Avery also receive $1,000 for each meeting attended, plus reimbursement of travel expenses.

Item 10. Executive Compensation

The following table summarizes certain information relating to the compensation paid or accrued by Avery for services rendered during the years ended December 31, 1999 and 1998, to each person serving as its Chief Executive Officer and each of Avery's other most highly paid executive officers whose total annual salary and bonus for the years ended December 31, 1999 and 1998, exceeded $100,000.

                     Summary Executive Compensation Table

                                               Annual Compensation
                          -------------------------------------------------------------
                                                                         Long-Term
Name and Principal        Fiscal  Salary              Other Annual      Compensation
Position                   Year    ($)    Bonus ($) Compensation ($) Awards/Options (#)
------------------        ------ -------- --------- ---------------- ------------------
Patrick J. Haynes,         1999  $200,000 $100,000      $36,804           100,000
 III(/1/)...............
 Chairman of the Board     1998  $100,000 $     --      $30,000           420,000
Mark J.                    1999  $200,000 $117,500      $14,400                --
 Nielsen(/2/)(/3/)......
 President and Chief       1998  $ 16,667 $     --      $    --           925,000
  Executive Officer
Scot M. McCormick(/3/)..   1999  $130,000 $ 50,000      $12,192           150,000
 Vice President, Chief     1998  $122,667 $ 35,000      $    --            75,000
  Financial Officer
  and Secretary

--------
(/1/)Mr. Haynes served as the Chief Executive Officer of Avery through
     November 30, 1998. "Other Annual Compensation" represents monthly automobile allowance and premiums on health and major medical insurance.
(/2/)Mr. Nielsen became the Chief Executive Officer of Avery on December 1,
     1998.
(/3/)"Other Annual Compensation" represents premiums on health, life, disability and medical insurance.

                       Option Grants in Last Fiscal Year

                               Indvidual Grants
-------------------------------------------------------------------------------
                          Number of    % of Total
                          Securities    Options
                          Underlying   Granted to
                           Options     Employees    Exercise or Base Expiration
Name                       Granted   in Fiscal Year   Price ($/Sh)      Date
----                      ---------- -------------- ---------------- ----------
Patrick J. Haynes, III...  100,000         8.0%          $1.63        11/18/09
Scot M. McCormick........  150,000        11.9%          $1.63        11/18/04

   Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

                                                   Number of
                                                  Securities       Value of
                                                  Underlying      Unexercised
                                                  Unexercised    In-the-Money
                                                  Options at      Options at
                                                   FY-End(#)       FY-End($)

              Shares Acquired                    Exercisable/    Exercisable/
Name          on Exercise (#) Value Realized($)  Unexercisable   Unexercisable
----          --------------- -----------------  -------------   -------------
Patrick J.
 Haynes,
 III........        --               --         380,000/140,000 $37,500/$0
Mark J.
 Neilsen....        --               --         925,000/0            $0/$0
Scot M.
 McCormick..        --               --         125,000/100,000 $56,250/$37,500

Employment Agreements

Effective July 1, 1998, Mr. Haynes entered into an employment agreement with Avery. Under his employment agreement, Mr. Haynes will serve as Chairman of the Board, President and Chief Executive Officer, subject to the Board of Directors power to elect and remove officers of Avery. The employment agreement expires June 30, 2003. Mr. Haynes' initial base salary is $200,000 annually. In addition, Mr. Haynes is entitled to receive bonuses based on performance goals as established by the Board, to receive stock options, to participate in applicable incentive plans established by Avery, to participate in Avery's hospitalization and major medical plans, or, at his option, to be reimbursed for amounts paid by Mr. Haynes for comparable coverage, and to an automobile of his choice. Mr. Haynes also received a ten-year warrant to purchase 420,000 shares of common stock at $3.00 per share.

Effective December 1, 1998, Mark J. Nielsen entered into an employment and noncompetition agreement with Avery. Under his employment agreement, Mr. Nielsen will serve as President and Chief Executive Officer, and will be elected Chairman of the Board by December 1, 1999, subject to the Board of Directors power to elect and remove officers of Avery. Mr. Nielsen waived until March 31, 2000 his right to be elected Chairman of the Board. The employment agreement had an original term of one year and automatically renews for additional terms unless either party notifies the other prior to October of a given year that they do not wish to renew the agreement. Mr. Nielsen's initial base salary is $200,000 annually. In addition, Mr. Nielsen is entitled to receive an aggregate bonus of $100,000 during the first year of his employment ending on December 1, 1999, to participate in applicable incentive plans established by Avery, to participate in Avery's hospitalization and major medical plans, or, at his option, to be reimbursed for amounts paid by Mr. Nielsen for comparable coverage, and to receive such other bonuses as the Board may determine in its sole discretion. Mr. Nielsen also received a ten-year stock option to purchase 925,000 shares of Avery's common stock at $2.00 per share. Mr. Nielsen has delivered a letter to Avery's Board of Directors advising Avery and the Board that the letter should be considered as his notice of termination of his employment agreement, effective May 5, 2000.

Effective January 1, 2000, Scot M. McCormick entered into an employment agreement with Avery. Under his employment agreement, Mr. McCormick will serve as Vice President, Chief Financial Officer and Secretary, subject to the Board of Directors power to elect and remove officers of Avery. The employment agreement expires December 31, 2000, and will automatically be renewed for additional terms unless either party notifies the other prior to November 1 of a given year that they do not wish to renew the agreement. Mr. McCormick's initial base salary is $143,000 annually. In addition, Mr. McCormick is entitled to annual incentive compensation in an amount equal to 40% of his annual salary if certain performance goals established by the Board of Directors are met or exceeded. Mr. McCormick is entitled to participate in applicable incentive plans established by Avery, to participate in Avery's hospitalization and major medical plans, or, at his option, to be reimbursed for amounts paid by Mr. McCormick for comparable coverage, and to receive such other bonuses as the Board may determine in its sole discretion.

Effective November 1, 1996, Harold D. Box entered into an employment and noncompetition agreement with HBS. Under his employment agreement, Mr. Box will serve as Vice President of Operations and Marketing of HBS, subject to the general partner's power to elect and remove officers of HBS. The employment agreement expires on December 31, 2000, and will automatically be renewed for additional terms of one year unless either party notifies the other prior to January of a given year that they do not wish to renew the employment agreement. Mr. Box is entitled to receive an annual salary of $100,000, subject to standard payroll deductions, and is entitled to receive the same benefits as HBS provides to other employees at comparable salaries and responsibilities to those of Mr. Box. In addition, Mr. Box is entitled to participate in HBS's profit sharing plan, entitled to receive up to 83,333 shares of common stock in each of calendar years 1998, 1999, 2000 and 2001 if HBS's pre-tax earnings equal or exceed certain specified targets for the respective preceding year, and to receive such other bonuses as the Board may determine in its sole discretion.

The employment agreements with Mr. Nielsen and Mr. Box contain certain covenants by such employees not to compete with the business of Avery. A state court may determine not to enforce, or only partially enforce, these covenants.

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires Avery's directors and executive officers, and persons who own more than 10% of Avery's common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, executive officers and greater than 10% shareholders are required by SEC regulations to furnish Avery with copies of all Section 16(a) forms they file. Based on a review of such forms, Avery believes that all Section 16(a) filing requirements applicable to its directors and executive officers, and all persons who own more than 10% of Avery's common stock, were complied with for the year ended December 31, 1999, except that Franklin Capital Corporation, a 10% holder of Avery's common stock, did not report the purchase of 2,600 shares of Avery's common stock in the month of December 1999 on Form 4, and did not report this purchase on Form 5 until March 2000.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The table following sets forth information regarding the beneficial ownership of common stock for each person who is known by Avery to be the beneficial owner of more than five percent of Avery's voting securities, for each director and named executive officer of Avery, and all directors and executive officers of Avery as a group. Unless otherwise indicated in the footnotes, each person named below has sole voting and investment power over the shares indicated.

All information is as of April 20, 2000. As of such date, 8,745,651 shares of common stock were outstanding, which excludes 1,215,216 held by Avery as treasury shares. For purposes of this table, a person is deemed to be the "beneficial owner" of the number of shares of common stock that such person has the right to acquire within 60 days through the exercise of any option, warrant or right, through the conversion of any security, through the power to revoke a trust, discretionary account, or similar arrangement, or through the automatic termination of a trust, discretionary account or similar arrangement.

Name of Beneficial Owner  Number of Shares                          Percent of Class
------------------------  ----------------                          ----------------
Franklin Capital
 Corporation(/1/).......     1,645,938                                    18.1%
Waterside Capital
 Corporation(/2/).......       686,000                                     7.5%
Thurston Group,
 Inc.(/3/)..............     1,085,917(/4/)                               11.2%
Waveland, LLC(/3/)......       566,286(/5/)                                6.1%
John Faltys(/6/)........       593,008                                     6.4%
Patrick J. Haynes,
 III(/3/)...............     2,688,877(/5/)(/8/)                          26.6%
Mark J. Nielsen(/9/)....     1,260,893                                    12.6%
Scot M. McCormick.......       245,000                                     2.7%
Norman M. Phipps........        75,000                                     0.9%
J. Alan Lindauer(/2/)...       803,700(/10/)                               8.6%
Stephen L. Brown(/1/)...     1,770,938(/11/)                              19.2%
Spencer L. Brown(/1/)...     1,742,188(/11/)                              19.0%
Robert T. Isham, Jr. ...       182,355                                     2.0%
All executive officers
 and directors as a
 group..................     8,768,951(/7/)(/8/)(/10/)(/11/)              65.9%

--------
(1) The business address for this person is 450 Park Avenue, 10th Floor, New York, NY 10022.
(2) The business address for this person is 300 East Main Street, Suite 1380, Norfolk, VA 23510.
(3) The business address for this person is 190 South LaSalle Street, Suite 1710, Chicago, IL 60603.
(4) The ultimate beneficial owners of these shares is Patrick J. Haynes, III.
(5) The ultimate beneficial owner of these shares is Patrick J. Haynes, III.
(6) The business address for this person is 18881 Von Karman, Suite 400, Irvine, California 92612.
(7) Includes 1,085,917 shares beneficially owned by Thurston Group, Inc.

(8) Includes 1,085,917 shares beneficially owned by Thurston Group, Inc., 426,286 shares beneficially owned by Waveland, LLC, and 1,036,664 shares of common stock beneficially owned by Bank One, Texas, N.A, for which Mr. Haynes holds an irrevocable proxy.
(9) The business address of this person is 18881 Von Karman, Suite 400, Irvine, California 92612.
(10) Includes 651,000 shares beneficially owned by Waterside Capital Corporation, of which Mr. Lindauer is the President.
(11) Includes 1,645,938 shares beneficially owned by Franklin Capital Corporation, of which Stephen L. Brown is Chairman of the Board and Chief Executive Officer and Spencer L. Brown is Senior Vice President.

Item 12. Certain Relationships and Related Transactions


In December 1998, Avery's Board of Directors authorized Avery to repurchase any or all of its outstanding warrants for a price of $1.00 per underlying share. In December 1998, Avery repurchased warrants held by Waveland, LLC to purchase 100,000 shares of common stock at an exercise price of $1.50 per share. On January 5, 1999, Avery repurchased warrants held by the Thurston Group, Inc. to purchase 300,000 shares of common stock at an exercise price of $1.00 per share and warrants to purchase 200,000 shares of common stock at $1.50 per share. On March 31, 1998, Avery repurchased warrants held by the Thurston Group to purchase 80,000 shares of common stock at an exercise price of $1.50 per share. On April 16, 1999, Avery repurchased warrants held by Thurston Interests, LLC to purchase 41,746 shares of common stock at an exercise price of $1.50 per share. Of the total $621,736 used to repurchase the warrants, $300,000 was classified as compensation paid to Mr. Haynes. None of this amount was classified as compensation paid to Mr. Isham. Waveland, Thurston Group and Thurston Interests are affiliates of Mr. Haynes. Thurston Group and Thurston Interests are also affiliates of Mr. Isham.

Mark J. Nielsen, Avery's President and Chief Executive Officer, was also the Chairman of Primal Systems and owns approximately 16.04% of the Primal Systems common equity on a fully diluted basis at the time the agreement to acquire Primal Systems was entered and on October 1, 1999, the date the acquisition was completed. Mr. Nielsen received 320,893 shares of Avery's convertible preferred stock in the merger. If the maximum number of shares that could be issued under the earn-out provisions of the merger agreement were issued, Mr. Nielsen could receive up to an additional 953,608 shares of Avery's convertible preferred stock. Each share of Avery's convertible preferred stock issued in the merger is immediately convertible into shares of Avery's common stock on a one-for-one basis.

In contemplation of entering into an agreement for the acquisition of Primal Systems, Avery made a $100,000 working capital loan to Primal Systems on December 15, 1998. The loan was secured by a first lien on the accounts receivable of Primal Systems. On January 25, 1999, the working capital loan was increased to $180,000. This loan has been replaced with the loan described in the following paragraph.

In contemplation of the Corsair transaction, on February 3, 1999, Avery agreed to loan Primal Systems up to $1,000,000 on a revolving credit basis in replacement of the then-outstanding $180,000 loan described above. This loan was secured by a pledge of all the stock of Primal Billing Solutions, the wholly owned subsidiary of Primal Systems that acquired the Corsair assets, and by a security interest in all of the accounts receivable and general intangibles, including all intellectual property of Primal Systems. As noted above, Avery completed its acquisition of Primal Systems after the close of business on September 30, 1999.

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

Date: April 28, 2000

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

  Unaudited pro forma financial information for the years ended December 31, 1999 and 1998 as though the Primal acquisition had occurred on January 1, 1998 is as follows:

                                                         1999         1998
                                                      -----------  -----------
     Revenues........................................ $11,139,101  $ 1,458,924
                                                      ===========  ===========
     Net loss........................................ $  (759,426) $(1,582,801)
                                                      ===========  ===========
     Net loss per share-continuing operations:
       Basic......................................... $     (0.12) $     (0.22)
                                                      ===========  ===========
       Diluted....................................... $     (0.12) $     (0.22)
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
                                                    ============  ============

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

  During the year ended December 31, 1998, HBS recorded a charge of $4,271,394. The charge relates primarily to cash received from LECs that has been paid by HBS to terminated customers and must be refunded to the LECs. Under its billing contracts with the LECs, HBS is obligated to pay these refunds if it is unable to collect them from its customers. During the later half of 1998, HBS paid an estimated $3,800,000 to terminated customers that will have to be refunded to the LECs. Of this amount, $1,471,742 were actually refunded to local exchange carriers in calendar 1998. Management does not believe that these amounts can be collected from the four customers that generated most of the charge since they are out of business with no material surviving assets. The refunds resulted from customers placing inappropriate charges on consumer's local telephone bills. The inappropriate charges stem from unauthorized switching of long distance service from a consumer's incumbent provider to our customer and placing unauthorized charges for services such as voice mail, internet access and paging on consumer's local telephone bills. Prior to incurring these refunds, HBS had processed billing records for these customers for periods ranging from approximately 10 months to two years. During these periods LEC refunds were within acceptable levels.

  The $4,271,394 consists of cash refunds made in calendar 1998 of $1,471,742 and estimated future refunds as of December 31, 1998 of $2,799,652 which is included in deposits and other payables in the balance sheet presented above. HBS estimated the $2,799,652 by reviewing actual refunds for the terminated customers in 1998 and 1999 and projecting future refunds based on each customer's actual refund pattern. In addition to the $3,800,000 discussed above, included in the $4,271,394 charge is a $250,000 payment made to the FTC as further described in Note 5, legal fees and other charges. HBS has instituted a series of controls to limit its exposure to this type of refund in the future.

  In 1999, HBS expended $1,663,221 in cash relating to the $4,271,394 dollar loss. Management determined that the loss was overestimated by $226,219, and accordingly, adjusted the reserve. At December 31, 1999, $910,212 of the original $4,271,394 estimated loss remained in the deposits and other payables section of the balance sheet presented above. This is the remaining amount estimated for future cash expenditures expected to be charged by the LECs in connection with the terminated customers.

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

12. Subsequent Events

 HBS Conversion to Corporation

  HBS was converted from a Texas limited partnership to a corporation named HBS Billing Services Company effective February 15, 2000. In connection with the conversion, Avery-HBS, Inc., the legal entity which owned the 1% general partnership interest of HBS, became the owner of 100% of the stock of HBS Billing Services Company. Avery-HBS intends to reincorporate in Delaware and to change its name to Thurston Communications Corporation. HBS Billing Services Company will then become a wholly owned subsidiary of Thurston Communications Corporation ("TCC"), which in turn will be a wholly owned subsidiary of Avery. These changes were and are being made in anticipation of the TCC spin-off discussed below.

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