Form 10QSB
period 2000-03-31
AVERY COMMUNICATIONS INC
filed 2000-05-11
CIK 946855

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 -------------

                                  FORM 10-QSB

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2000

                                       Or

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from            to


                       Commission File Number  000-27095
                                 -------------

                           AVERY COMMUNICATIONS, INC.

            (Exact name of registrant as specified in its charter)



              DELAWARE                                        12-2227079
    (State or other jurisdiction of                      (IRS Employer ID No.)
     incorporation or organization)
       190 SOUTH LASALLE STREET,
             SUITE 1710                                         60603
          CHICAGO, ILLINOIS
 (Address and principal executive offices)                    (Zip code)
                                (312) 419-0077
             (Registrant's telephone number, including area code)


     The number of shares outstanding of each of the issuer's classes of common equity, as of May 9, 2000



           TITLE OF CLASS                       NUMBER OF SHARES OUTSTANDING
          ---------------                       ----------------------------
    Common Stock, $.01 par value                         9,968,867

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

                                     INDEX


PART I      FINANCIAL INFORMATION                                           PAGE

Item 1.     Interim Condensed Consolidated Financial Statements               1
            (Unaudited)

            Condensed Consolidated Balance Sheets - March 31,                 1
            2000 and December 31, 1999

            Condensed Consolidated Statements of Operations -                 2
            For the Three Months Ended March 31, 2000 and 1999

            Condensed Consolidated Statements of Cash Flows -                 3
            For the Three Months Ended March 31, 2000 and 1999

            Notes to Interim Condensed Consolidated Financial                 4
            Statements

Item 2.     Management's Discussion and Analysis of Financial                 8
            Condition and Results of Operations

          ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                       March 31,       December 31,
                                       ASSETS                                                            2000              1999
                                                                                                      -----------      -----------
                                                                                                      (Unaudited)
Current assets:
   Cash and cash equivalents                                                                          $   602,547      $ 1,777,015
   Trade accounts and notes receivable, net of allowance for doubtful accounts of
     $106,536 and $102,580 at March 31, 2000 and December 31, 1999, respectively                        1,611,175          993,406
   Income taxes receivable                                                                                 82,651                -
   Other                                                                                                  331,464          368,588
                                                                                                      -----------      -----------
          Total current assets                                                                          2,627,837        3,139,009
                                                                                                      -----------      -----------
Property and equipment:
   Computers and office equipment                                                                       1,929,809        1,524,626
   Furniture and fixtures                                                                                 110,760          107,650
   Accumulated depreciation and amortization                                                             (117,711)         (23,431)
                                                                                                      -----------      -----------
          Total equipment, net                                                                          1,922,858        1,608,845
                                                                                                      -----------      -----------
Other assets:
   Goodwill, net                                                                                        4,393,237        4,563,584
   Net long-term assets of discontinued operations                                                      4,823,405        4,588,549
   Other                                                                                                   61,464           61,552
                                                                                                      -----------      -----------
          Total other assets                                                                            9,278,106        9,213,685
                                                                                                      -----------      -----------
          Total assets                                                                                $13,828,801      $13,961,539
                                                                                                      ===========      ===========


                                                                                                       March 31,       December 31,
                    LIABILITIES AND STOCKHOLDERS' EQUITY                                                  2000             1999
                                                                                                      -----------      -----------
                                                                                                      (Unaudited)
Current liabilities:
   Current portion of notes payable (including  $88,333 to
     related parties at March 31, 2000 and December 31, 1999.)                                        $   416,625      $   473,252
   Current portion of capital lease obligations                                                           164,667           89,577
   Trade accounts payable                                                                                 478,489          371,121
   Accrued liabilities                                                                                    773,177          860,473
   Income taxes payable                                                                                         -          137,651
   Deferred revenue                                                                                     1,705,709        1,023,605
   Net current liabilities of discontinued operations                                                   3,545,512        3,564,078
                                                                                                      -----------      -----------
          Total current liabilities                                                                     7,084,179        6,519,757
                                                                                                      -----------      -----------
Long-term liabilities:
   Capital lease obligations, net of current portion                                                      107,288           62,049
   Long-term portion of notes payable (including $407,436 to
     related parties at March 31, 2000 and December 31, 1999.)                                          1,997,249        2,053,303
                                                                                                      -----------      -----------
                                                                                                        2,104,537        2,115,352
                                                                                                      -----------      -----------
Stockholders' equity:
   Preferred stock (20,000,000 shares authorized): (See Note  4)
       Series A; $0.01 par value, 800,000 shares authorized, 400,000 shares issued and outstanding at March 31, 2000 and December 31, 1999
          (liquidation preference of $400,000)                                                              4,000            4,000
       Series B; $0.01 par value, 1,050,000 shares authorized, 390,000 shares issued and outstanding at March 31, 2000 and December 31, 1999
          (liquidation preference of $390,000)                                                              3,900            3,900
       Series C; $0.01 par value, 340,000 shares authorized, 60,000 and 70,000 shares issued and outstanding at March 31, 2000 and December 31, 1999, respectively (liquidation preference
          of $60,000 and $70,000 at March 31, 2000 and December 31, 1999, respectively)                       600              700
       Series D; $0.01 par value, 1,500,000 authorized, issued and outstanding at March 31, 2000 and December 31, 1999
          (liquidation preference of $1,500,000)                                                           15,000           15,000
       Series E; $0.01 par value, 350,000 authorized, issued and outstanding at March 31, 2000 and December 31, 1999
          (liquidation preference of $350,000)                                                              3,500            3,500
       Series F; $0.01 par value, 8,000,000 shares authorized, 3,890,373 shares issued and outstanding at March 31, 2000 and December 31, 1999
          (liquidation preference of $38,904)                                                              38,904           38,904
   Common stock, $0.01 par value, 20,000,000 shares authorized,
       9,960,867 and 9,803,949 shares issued at march 31, 2000 and
       December 31, 1999, respectively                                                                     99,609           98,040
   Additional paid-in capital                                                                          12,366,803       12,306,163
   Accumulated deficit                                                                                 (5,855,430)      (5,161,778)
   Treasury stock, 1,215,216 and 1,176,916 shares at March 31, 2000 and
       December 31, 1999, respectively,  at cost                                                       (2,036,801)      (1,981,999)
                                                                                                      -----------      -----------
          Total stockholders' equity                                                                    4,640,085        5,326,430
                                                                                                      -----------      -----------
          Total liabilities and stockholders' equity                                                   13,828,801       13,961,539
                                                                                                      ===========      ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                   ------------------------------
                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                   ------------------------------
                                                                                      2000               1999
                                                                                   -----------        -----------
     Revenues                                                                      $ 1,973,482        $         -

     Cost of revenues                                                                  948,554                  -
                                                                                   -----------        -----------

          Gross profit                                                               1,024,928                  -

     Operating expenses                                                              2,768,113            231,659
                                                                                   -----------        -----------

          Operating loss                                                            (1,743,185)          (231,659)
                                                                                   -----------        -----------

     Other income (expense):
       Interest expense                                                                (60,920)           (40,827)
       Other, net                                                                       36,923              5,737
                                                                                   -----------        -----------
          Total other expense, net                                                     (23,997)           (35,090)
                                                                                   -----------        -----------
     Loss from continuing operations before
       provision for income taxes                                                   (1,767,182)          (266,749)
     Income tax benefit                                                                 82,651                  -
                                                                                   -----------        -----------
     Loss from continuing operations                                                (1,684,531)          (266,749)
     Income (loss) from discontinued operations (less applicable income
       tax provision of $530,278 at March 31, 2000)                                    990,878           (234,803)
                                                                                   -----------        -----------
          Net loss                                                                 $  (693,653)       $  (501,552)
                                                                                   ===========        ===========
     Per share data:
     Basic net income (loss) per share:
     Continuing operations                                                         $     (0.20)       $     (0.04)
     Discontinued operations                                                              0.11              (0.03)
                                                                                   -----------        -----------
     Net income (loss)                                                             $     (0.09)       $     (0.07)
                                                                                   ===========        ===========
     Diluted net income (loss) per share:
     Continuing operations                                                         $     (0.20)       $     (0.04)
     Discontinued operations                                                              0.11              (0.03)
                                                                                   -----------        -----------
     Net income (loss)                                                             $     (0.09)       $     (0.07)
                                                                                   ===========        ===========
     Weighted average number of common shares:
       Basic common shares                                                           8,687,257          8,665,477
                                                                                   ===========        ===========
       Diluted common shares                                                         8,687,257          8,665,477
                                                                                   ===========        ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                            -------------------------------------------------
                                                                                             Three Months Ended
                                                                                                   March 31,
                                                                            -------------------------------------------------
                                                                                  2000                              1999
                                                                            ----------------                   --------------
Cash flows from operating activities:
  Net loss                                                                   $      (693,653)                  $     (501,552)
  (Earnings) loss from discontinued operations                                      (990,878)                         234,803
  Adjustments to reconcile net loss to net cash provided by (used in)
      operating activities from continuing operations:
    Bad debt expense                                                                   3,956                            2,070
    Depreciation and amortization                                                    264,627                                -
  Change in operating assets and liabilities:
      Trade accounts and notes receivable                                           (676,527)                               -
      Deferred revenues                                                              682,104                                -
      Other current assets                                                            37,124                         (182,056)
      Trade accounts payable and accrued liabilities                                  20,071                          701,093
      Income taxes payable                                                          (220,302)                               -
      Other assets                                                                        88                                -
                                                                             ---------------                   --------------
          Net cash provided by (used in) operating activities                     (1,573,390)                         254,358
          Net cash provided by (used in) operating activities of
               discontinued operations                                               737,456                         (434,854)
                                                                             ---------------                   --------------
          Net cash used in operations                                               (835,934)                        (180,496)
                                                                             ---------------                   --------------
Cash flows from investing activities:
  Purchase of property and equipment                                                (255,023)                               -
  Capitalized cost in connection with Primal acquisition                                   -                         (322,762)
  Cash paid for treasury stock                                                             -                          (35,634)
                                                                             ---------------                   --------------
          Net cash used in investing activities                                     (255,023)                        (358,396)
                                                                             ---------------                   --------------
Cash flows from financing activities:
  Principal payments on notes payable                                               (145,619)                               -
  Payment of preferred stock dividends                                               (71,800)                        (252,900)
  Issuance of shares of common and preferred stock for cash                          133,908                                -
                                                                             ---------------                   --------------
          Net cash used in financing activities                                      (83,511)                        (252,900)
                                                                             ---------------                   --------------
Decrease in cash                                                                  (1,174,468)                        (791,792)
Cash and cash equivalents at beginning of period                                   1,777,015                          867,198
                                                                             ---------------                   --------------
Cash and cash equivalents at end of period                                   $       602,547                   $       75,406
                                                                             ===============                   ==============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
          NOTES TO INERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


     NOTE 1. BASIS OF PRESENTATION

     The interim condensed consolidated financial statements included herein have been prepared by Avery Communications, Inc. ("Avery") or ("Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the accompanying interim condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for such periods. All such adjustments are of a normal recurring nature. It is recommended that these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Report on Form 10-KSB for the years ended December 31, 1999 and 1998. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

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

     NOTE 2. EARNINGS (LOSS) PER SHARE

     Basic loss per share is computed by dividing the net loss, increased by the preferred stock dividends of $71,500 and $71,800 for the periods ending March 31, 2000 and March 31, 1999, respectively, by the weighted average number of shares of common stock outstanding during the respective periods. The effect of the preferred stock dividend on the basic loss per common share was $0.01 per weighted average common share outstanding for the three months ended March 31, 2000 and 1999. Diluted loss per share includes the effect of all dilutive options and warrants and instruments convertible into common stock. The effect of outstanding warrants and options on the computation of net loss per share for the three months ended March 31, 2000 and 1999 would be antidilutive and, therefore, are not included in the computation of diluted weighted average shares.

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
          NOTES TO INERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

     NOTE 4. DISCONTINUED OPERATIONS

     Hold Billing Services was converted from a Texas limited partnership to a corporation named Hold Billing Services Company ("HBS") effective February 15, 2000. In connection with the conversion, Avery-HBS, Inc., the legal entity that owned the 1% general partnership interest of Hold Billing Services, became the owner of 100% of the stock of HBS. Avery-HBS reincorporated in Delaware and changed its name to Thurston Communications Corporation. HBS is now a wholly owned subsidiary of Thurston Communications Corporation ("TCC"), which is a wholly owned subsidiary of Avery. These changes were made in anticipation of the TCC spin-off discussed below.

     On February 29, 2000, the board of directors of the Company approved the spin-off of TCC. In essence, the spin-off of TCC is a spin-off of HBS. Each shareholder of the Company on the record date of the spin-off will receive one share of TCC common stock for each share of the Company's common stock and preferred series F held on that date. In addition, owners of shares of Avery's series A, B, C, D or E preferred stock will receive substantially equivalent shares of TCC's preferred stock for each share of Avery preferred stock held on the record date of the spin-off. The spin-off will be recorded at book value for accounting purposes since HBS is an ongoing business.

     The board of directors approved the spin-off primarily due to the fact that it appears that investors will be better able to understand the Primal Solutions Inc, ("PSI") and HBS businesses in separate entities rather than being combined into one entity. The exercise and conversion price of outstanding stock warrants, options and convertible securities will be adjusted to reflect the spin-off. The valuation of the TCC stock to be distributed will be determined through an appraisal of the HBS business. The spin-off will be a taxable transaction for federal income tax purposes. The financial information contained in this document presents HBS as a discontinued operation due to the spin-off. Accordingly, the amounts in the statement of operations through the provision for income taxes are PSI's plus expenses of Avery not associated with the discontinued operations segment.

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

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
         NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     At March 31, 2000 and December 31, 1999, the net current liabilities and net long-term assets of TCC were as follows:

                                                           2000         1999
                                                       -----------  -----------
Current assets
     Cash...........................................   $14,027,085  $ 5,678,050
     Advance payment receivables....................     2,436,614    6,621,348
     Trade accounts receivable......................     1,124,831    1,002,490
     Other receivables..............................       165,068      681,526
     Deferred tax assets............................       374,086      374,086
     Other current assets...........................        16,669       25,027
                                                       -----------  -----------
        Total current assets........................    18,144,353   14,382,527
                                                       -----------  -----------
Current liabilities
     Line of credit.................................        26,364           --
     Current portion of notes payable...............         6,667        6,667
     Trade accounts payable.........................     2,440,896    4,345,373
     Current tax payable............................       470,602      255,673
     Accrued liabilities............................     4,168,436    2,347,676
     Accrued interest...............................         3,012        5,227
     Deposits and other payables....................    14,573,888   10,985,989
                                                       -----------  -----------
        Total current liabilities...................    21,689,865   17,946,605
                                                       -----------  -----------
Net current liabilities of discontinued operations..   $ 3,545,512  $ 3,564,078
                                                       ===========  ===========

                                                          2000         1999
                                                       ----------   -----------
Property and equipment
     Computer equipment and software................    1,106,386     1,063,674
     Furniture and fixtures.........................      337,491       334,944
     Accumulated depreciation and amortization......     (571,454)     (506,535)
                                                       ----------   -----------
                                                          872,423       892,083
                                                       ----------   -----------
Other assets
     Goodwill, net..................................    2,955,534     3,022,748
     Purchased contracts, net.......................       57,863        70,555
     Deposits.......................................      537,585       185,514
     Other..........................................      400,000       417,649
                                                       ----------   -----------
        Total other assets..........................    3,950,982     3,696,466
                                                       ----------   -----------
Net long-term assets of discontinued operations.....  $ 4,823,405   $ 4,588,549
                                                      ===========   ===========

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
         NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     The operating results of TCC for the three months ended March 31, 2000 and 1999, are as follows:

                                                       2000            1999
                                                    -----------     -----------
Operating revenues...............................   $ 8,909,565     $ 4,384,359
Cost of revenues.................................    (6,507,151)     (3,206,648)
                                                    -----------     -----------
     Gross profit................................     2,402,414       1,177,711
Selling, general and administrative expenses.....    (1,021,193)     (1,208,029)
Advance funding program income, net..............        92,814          77,590
                                                    -----------     -----------
  Income from operations.........................     1,474,035          47,272
Other income (expense)...........................        47,121        (282,075)
                                                    -----------     -----------
  Income (loss) before income tax provision......     1,521,156        (234,803)
                                                    -----------     -----------
  Income tax provision...........................      (530,278)             --
                                                    -----------     -----------
  Net income (loss)..............................   $   990,878     $  (234,803)
                                                    ===========     ===========

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


GENERAL

     The following is a discussion of the consolidated financial condition and results of operations of the Company for the three months ended March 31, 2000 and 1999, respectively. It should be read in conjunction with the Interim Condensed Consolidated Financial Statements of the Company, the notes thereto and other financial information included elsewhere in this report, and the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. For purposes of the following discussion, references to year periods refer to the Company's fiscal year ended December 31 and references to quarterly periods refer to the Company's fiscal quarter ended March 31.

     The financial information of Primal is included in the results for the three months ending March 31, 2000 only because Avery's purchase of Primal was effective at the close of business on September 30, 1999.

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

                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS

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

     Since the components of "Other income, net" change on a period-to-period basis, the items included in this line are explained in the analysis below.

     The results on the "Discontinued operations" lines represent the results of operations for the respective periods for TCC, a wholly-owned subsidiary that is being spun-off. See Note 4 to Interim Condensed Consolidated Financial Statements discussed above.

                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

     The following table presents certain items in the Company's Condensed Consolidated Statements of Income:

                                                 Three Months Ended
                                                      March 31,
                                                 -------------------
                                                  2000         1999
                                                 ------       ------
                                                    (In Thousands)
Revenues                                          1,973           --
Cost of revenues                                    948           --
                                                 ------       ------
    Gross profit                                  1,025           --
Operating expenses                                2,503          232
Depreciation and amortization                       265           --
                                                 ------       ------
    Operating loss                               (1,743)        (232)
Other income (expense), net                         (24)         (35)
Income tax benefit                                   83           --
Discontinued operations income (loss)               991         (235)
                                                 ------       ------
    Net loss                                       (693)        (502)
                                                 ======       ======


Operating Revenues

     Total revenue from continuing operations for the three months ended March 31, 2000, which is Primal's revenue from continuing operations for the three months ended March 31, 2000 was $1,973,000. License revenue for the three months ended March 31, 2000 was $656,000, or 33% of total revenue. License revenue includes sales of new licenses and upgrades to existing customer licenses. Service revenue for the three months ended March 31, 2000 was $1,317,000, or 67% of total revenue. Service revenue includes revenue from maintenance contracts, installation services, training services, and custom software development contracts. International customers accounted for 29% of total revenue versus 72% from domestic customers.


Cost of Revenues

     Total cost of revenue from continuing operations for the three months ended March 31, 2000, which is Primal's cost of revenues for the three months ended March 31, 2000 was $948,000, or 48% of total revenues. Cost of revenues consists primarily of hardware costs and license fees paid to third parties under equipment resale and technology license arrangements which were not significant during the period, as well as all costs associated with the customer service organization, which include staffing expenses, travel, communications costs, and other support costs related to installing, training, providing help desk services, and doing customization for Primal's software products.

                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS

Operating Expense

     Consolidated operating expenses (excluding depreciation and amortization expense) increased $2,271,000 from $232,000 in 1999 to $2,503,000 in 2000 primarily due to including Primal operating expenses of $2,121,000 for the three months ended March 31, 2000. Primal's operating expenses include charges for sales and marketing, research and development, and general and administrative expenses. Operating expenses related to Avery increased $150,000 from $232,000 in 1999 to $382,000 in 2000, primarily as a result of professional and director fees at Avery.

Depreciation and Amortization

     Depreciation and amortization expense was $265,000 in 2000, and $0 in 1999. The increase is due to the addition of Primal's depreciation and amortization expense for the three months ended March 31, 2000.

Operating Loss from Continuing Operations

     Operating loss for 2000 was $1,743,000, as compared to an operating loss of $232,000 for 1999. Operating loss for 2000 includes Primal's operating loss of $1,361,000 for the three months ended March 31, 2000. Operating loss related to Avery was $382,000 for 2000 and $232,000 for 1999. The increase in operating loss from Avery was primarily due to an increase in professional and director fees.

Other Income (Expense), Net

     Other income (expense), net decreased to $24,000 of net expense in 2000 from $35,000 of net expense in 1999. These amounts consist of interest expense and other income (expense). Interest expense for 2000 was $61,000, as compared to $41,000 in 1999. The increase is primarily attributable to additional interest associated with Primal of $48,000 offset by a reduction in Avery's interest of $41,000 for the three months ended March 31, 2000. Interest income increased $31,000 basically due to the addition of Primal for the three months ended March 31, 2000.

Income Taxes

     An income tax benefit of $83,000 was recorded for the period ending March 31, 2000. The significant difference between the tax benefit for the period ending March 31, 2000 and $0 for the same period of 1999 is the Company's ability to partially recover taxes paid relating to 1999 because of losses incurred through March 31, 2000.

Income (Loss) from Discontinued Operations

     Income from discontinued operations was $991,000 in 2000, including applicable income tax provision of $530,000 for the period ending March 31, 2000. Loss from operations was $235,000 for the same period during 1999. The increase in income from discontinued operations was

                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS

primarily due to an increase in revenues of $4.5 million from $4.4 million in 1999 to $8.9 in 2000 and a charge of $580,000 associated with warrants repurchased at $1.00 per share in 1999 that was not present in 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Avery's cash balance decreased to $603,000 at March 31, 2000, from $1,777,000 at December 31, 1999, primarily due to operating requirements from continuing operations and the purchase of additional property and equipment at Primal. Avery's working capital position at March 31, 2000 was a negative $4.5 million compared to a negative $3.4 million as of December 31, 1999. The decline in working capital is primarily due to a $0.7 million increase in deferred revenues. Net cash used in operating activities, excluding discontinued operations, was $1,573,000 for the three months ending March 31, 2000, as compared to cash provided by operating activities of $254,000 for 1999. The decline was primarily due to net loss generated by Primal during the three months ended March 31, 2000.

     Avery generated proceeds from the sale of common and preferred stock of $134,000 during 2000 and $0 during 1999. Avery also paid preferred dividends of $72,000 during 2000 and $253,000 during 1999.

     Capital expenditures amounted to $255,000 during 2000 and $0 during 1999. Expenditures for 2000 relate primarily to the purchase of computer equipment and software at Primal.

     Acquisition costs in 1999 totaled $323,000. These costs are comprised of professional fees relating to the Primal acquisition.

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

                                                            Avery Communication, Inc.
                                                            -------------------------
                                                                    (Registrant)
Date                                                   /s/ Patrick J. Haynes, III
    -------------------------------------              -----------------------------------
                                                           Patrick J. Haynes, III
                                                           Chairman of the Board


Date                                                   /s/ Scot M. McCormick
    -------------------------------------              -----------------------------------
                                                           Scot M. McCormick, Secretary