Form 10QSB
period 2000-06-30
AVERY COMMUNICATIONS INC
filed 2000-08-15
CIK 946855

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 -------------

                                  FORM 10-QSB

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2000

                                       Or

[_] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from            to


                       Commission File Number  000-27095
                                 -------------

                           AVERY COMMUNICATIONS, INC.

             (Exact name of registrant as specified in its charter)

                DELAWARE                          12-2227079
    (State or other jurisdiction of          (IRS Employer ID No.)
     incorporation or organization)
       190 SOUTH LASALLE STREET,                    60603
               SUITE 1710
           CHICAGO, ILLINOIS
(Address and principal executive offices)        (Zip code)
                                (312) 419-0077
             (Registrant's telephone number, including area code)

     The number of shares outstanding of each of the issuer's classes of common equity, as of August 8, 2000

       TITLE OF CLASS                         NUMBER OF SHARES OUTSTANDING
       --------------                         ----------------------------
Common Stock, $.01 par value                            8,753,886

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

                                     INDEX


PART I      FINANCIAL INFORMATION                                         PAGE

Item 1.     Consolidated Balance Sheets at June 30, 2000 (Unaudited)        1
            and December 31, 1999

            Consolidated Statements of Operations For the Periods           2
            Ended June 30, 2000 and 1999 (Unaudited)

            Consolidated Statements of Cash Flows For the Periods           3
            Ended June 30, 2000 and 1999 (Unaudited)

            Notes to Consolidated Financial Statements                      4

Item 2.     Management's Discussion and Analysis of Financial Condition     8
            and Results of Operations

PART II     OTHER INFORMATION

Item 5.     Other Information                                              13

              ITEM 1. AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                         ---------------  -------------
                                                                                             June 30,     December 31,
                                ASSETS                                                         2000           1999
                                                                                         ---------------  -------------
                                                                                            (Unaudited)
Current assets:
   Cash and cash equivalents                                                               $ 14,839,386    $ 5,744,069
   Trade accounts and notes receivable, net of allowance for doubtful accounts of
     $224,901 and $188,901 at June 30, 2000 and December 31, 1999, respectively                 713,507        813,589
   Other receivables                                                                            176,699        681,526
   Deferred tax asset                                                                           374,086        374,086
   Advanced payment receivables                                                               2,079,037      6,810,249
   Other                                                                                        108,146         27,527
   Net current assets of discontinued operations                                                      -        285,029
                                                                                         ---------------  -------------
           Total current assets                                                              18,290,861     14,736,075
                                                                                         ---------------  -------------
Property and equipment:
   Furniture and fixtures                                                                     1,457,212      1,398,618
   Accumulated depreciation and amortization                                                   (636,091)      (506,535)
                                                                                         ---------------  -------------
           Total equipment, net                                                                 821,121        892,083
                                                                                         ---------------  -------------
Other assets:
   Goodwill, net                                                                              2,888,320      3,022,748
   Net long-term assets of discontinued operations                                            4,543,757      4,443,827
   Deposits                                                                                   1,495,258        185,514
   Other                                                                                        452,493        488,204
                                                                                         ---------------  -------------
           Total other assets                                                                 9,379,828      8,140,293
                                                                                         ---------------  -------------
           Total assets                                                                   $  28,491,810   $ 23,768,451
                                                                                         ===============  =============
                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current notes payable                                                                  $      12,489   $      8,750
   Trade accounts payable                                                                     4,243,126      4,369,562
   Accrued liabilities                                                                        3,797,011      2,496,849
   Income taxes payable                                                                         702,895        255,673
   Holdback reserves                                                                         14,109,687     10,985,989
   Net current liabilities of discontinued operations                                           398,463              -
                                                                                         ---------------  -------------
           Total current liabilities                                                         23,263,671     18,116,823
                                                                                         ---------------  -------------
Long-term liabilities:                                                                          329,335        325,195
                                                                                         ---------------  -------------
Stockholders' equity:
   Preferred stock (20,000,000 shares authorized): (See Note  4)
       Series A; $0.01 par value, 800,000 shares authorized, 400,000 shares issued and outstanding at June 30, 2000 and December 31, 1999
           (liquidation preference of $400,000)                                                   4,000          4,000
       Series B; $0.01 par value, 1,050,000 shares authorized, 390,000 shares issued and outstanding at June 30, 2000 and December 31, 1999
           (liquidation preference of $390,000)                                                   3,900          3,900
       Series C; $0.01 par value, 340,000 shares authorized, 40,000 and 70,000 shares issued and outstanding at June 30, 2000 and December 31, 1999, respectively
           (liquidation preference of $40,000 and $70,000 at June 30, 2000 and
           December 31, 1999, respectively)                                                         400            700
       Series D; $0.01 par value, 1,500,000 authorized, issued and outstanding at June 30, 2000 and December 31, 1999
           (liquidation preference of $1,500,000)                                                15,000         15,000
       Series E; $0.01 par value, 350,000 authorized, issued and outstanding at June 30, 2000 and December 31, 1999
           (liquidation preference of $350,000)                                                   3,500          3,500
       Series F; $0.01 par value, 8,000,000 shares authorized, 3,890,373 shares issued and outstanding at June 30, 2000 and December 31, 1999
           (liquidation preference of $38,904)                                                   38,904         38,904
   Common stock, $0.01 par value, 20,000,000 shares authorized,
       9,969,102 and 9,803,949 shares issued at June 30, 2000 and
       December 31, 1999, respectively                                                           99,691         98,039
   Additional paid-in capital                                                                12,262,226     12,306,164
   Accumulated deficit                                                                       (5,492,016)    (5,161,775)
   Treasury stock, 1,215,216 and 1,176,916 shares at June 30, 2000 and
       December 31, 1999, respectively,  at cost                                             (2,036,801)    (1,981,999)
                                                                                         ---------------  -------------
           Total stockholders' equity                                                         4,898,804      5,326,433
                                                                                         ---------------  -------------
           Total liabilities and stockholders' equity                                     $  28,491,810   $ 23,768,451
                                                                                         ===============  =============

The accompanying notes are an integral part of these consolidated financial statements.

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE PERIODS ENDED JUNE 30, 2000 AND 1999
                                  (UNAUDITED)

                                                      ----------------------------------- -------------------------------
                                                                Three Months Ended                Six Months Ended
                                                                      June 30                         June 30
                                                      --------------------------------    -------------------------------
                                                            2000             1999              2000            1999
                                                      ---------------   --------------    --------------   --------------
Revenues                                               $   8,867,854     $  5,343,894      $ 17,777,419     $  9,728,253

Cost of revenues                                           6,344,788        3,906,149        12,851,939        7,112,797
                                                      ---------------   --------------    --------------   --------------
      Gross profit                                         2,523,066        1,437,745         4,925,480        2,615,456

Operating expenses                                         1,522,586        1,227,732         2,925,782        2,667,420
Advance funding program income                                39,700          126,377           190,124          301,593
Advance funding program costs                                (36,874)         (47,500)          (94,482)        (145,126)
                                                      ---------------   --------------    --------------   --------------

      Operating income                                     1,003,306          288,890         2,095,340          104,503
                                                      ---------------   --------------    --------------   --------------
Other income (expense):
    Interest expense                                         (14,722)        (197,997)          (35,776)        (340,429)
    Financing fees and debt issuance costs                        --          (41,736)               --         (321,736)
    Other, net                                               116,258          120,875           171,662          226,142
                                                      ---------------   --------------    --------------   --------------

      Total other income (expense)                           101,536         (118,858)          135,886         (436,023)
                                                      ---------------   --------------    --------------   --------------
Income (loss) from continuing  operations before
     provision for income taxes                            1,104,842          170,032         2,231,226         (331,520)
Income tax expense                                          (232,293)               -          (762,571)               -
                                                      ---------------   --------------    --------------   --------------
Income (loss) from continuing  operations                    872,549          170,032         1,468,655         (331,520)

Loss from discontinued operations, net of income
     tax benefit of $667,716 and $750,367 for the
     three and six months ended June 30, 2000,
     respectively                                           (509,135)               -        (1,798,894)               -
                                                      ---------------   --------------    --------------   --------------

      Net income (loss)                                $     363,414     $    170,032      $   (330,239)    $   (331,520)
                                                      ===============   ==============    ==============   ==============
Per share data:
Basic net income (loss) per share:
Continuing operations                                  $        0.09     $       0.01      $       0.15     $      (0.05)
Discontinued operations                                        (0.06)            0.00             (0.21)            0.00
                                                      ---------------   --------------    --------------   --------------
Net income (loss)                                      $        0.03     $       0.01      $      (0.06)    $      (0.05)
                                                      ===============   ==============    ==============   ==============
Diluted net income (loss) per share:
Continuing operations                                  $        0.06     $       0.01      $       0.10     $      (0.05)
Discontinued operations                                        (0.03)            0.00             (0.12)            0.00
                                                      ---------------   --------------    --------------   --------------
Net income (loss)                                      $        0.03     $       0.01      $      (0.02)    $      (0.05)
                                                      ===============   ==============    ==============   ==============
Weighted average number of common shares:
    Basic common shares                                    8,750,771        8,653,699         8,719,013        8,659,555
                                                      ===============   ==============    ==============   ==============
    Diluted common shares                                 13,862,089        9,008,589        15,430,563        8,659,555
                                                      ===============   ==============    ==============   ==============


The accompanying notes are an integral part of these consolidated financial statements.

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE PERIODS ENDED JUNE 30, 2000 AND 1999
                                  (UNAUDITED)


                                                                            ------------------------------------
                                                                                     Six Months Ended
                                                                                          June 30,
                                                                            ------------------------------------
                                                                                  2000               1999
                                                                            -----------------  -----------------
Cash flows from operating activities:
   Net loss                                                                 $       (330,239)  $       (331,520)
   Loss from discontined operations                                                1,798,894                  -
   Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities from continuing operations:
     Bad debt expense                                                                 36,000            147,506
     Depreciation and amortization                                                   293,686            259,557
   Change in  operating assets and liabilities:
       Holdback reserves                                                           3,123,698            887,893
       Trade accounts and notes receivable                                            64,082           (750,230)
       Advance payment receivables                                                 4,731,212          5,909,265
       Other current assets                                                          424,208             49,999
       Trade accounts payable and accrued liabilities                              1,173,726            676,573
       Income taxes payable                                                          447,222                  -
       Other assets                                                               (1,299,597)         1,709,230
                                                                            -----------------  -----------------

           Net cash provided by operating activities                              10,462,892          8,558,273
           Net cash used in operating activities of discontinued operations       (1,215,332)                 -
                                                                            -----------------  -----------------
           Net cash provided by operations                                         9,247,560          8,558,273
                                                                            -----------------  -----------------

Cash flows from investing activities:
   Purchase of property and equipment                                                (58,594)          (115,348)
   Capitalized cost in connection with Primal acquisition                                  -         (1,162,981)
   Cash paid for treasury stock                                                      (54,802)           (35,634)
                                                                            -----------------  -----------------

           Net cash used in investing activities                                    (113,396)        (1,313,963)
                                                                            -----------------  -----------------

Cash flows from financing activities:
   Proceeds from notes payable                                                             -            160,000
   Principal payments on notes payable                                                 3,739         (5,731,468)
   Payment of preferred stock dividends                                             (176,700)          (252,900)
   Issuance of shares of common and preferred stock for cash                         134,114                  -
                                                                            -----------------  -----------------

           Net cash used in financing activities                                     (38,847)        (5,824,368)
                                                                            -----------------  -----------------

Increase in cash                                                                   9,095,317          1,419,942

Cash at beginning of period                                                        5,744,069          1,086,473
                                                                            -----------------  -----------------

Cash at end of period                                                       $     14,839,386   $      2,506,415
                                                                            =================  =================

The accompanying notes are an integral part of these consolidated financial statements.

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS



     NOTE 1. BASIS OF PRESENTATION

     The accompanying unaudited financial statements of Avery Communications, Inc. ("Avery") and subsidiaries ("Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions per Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

     Certain reclassifications have been made to conform to current classifications.

     NOTE 2. EARNINGS (LOSS) PER SHARE

     Basic net income (loss) per share is computed by dividing the net loss, increased by the preferred stock dividends of $70,900 and 71,800 for the three month periods ending June 30, 2000 and 1999 and $142,400 and $143,600 for the six-month periods ending June 30, 2000 and 1999 respectively, by the weighted average number of shares of common stock outstanding during the respective periods. The effect of the preferred stock dividend on the basic loss per common share was $0.02 per weighted average common share outstanding for the six-months ended June 30, 2000 and 1999. Diluted net income (loss) per share includes the effect of all dilutive options and warrants and instruments convertible into common stock. The effect of outstanding warrants and options on the computation of net income (loss) per share for the six-months ended June 30, 1999 would be antidilutive and, therefore, are not included in the computation of diluted weighted average shares. The effect of outstanding warrants, options and convertible securities on the computation of net income (loss) per share for the three and six month periods ending June 30, 2000 were dilutive and are included in the computation of diluted weighted average shares.

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     NOTE 4. DISCONTINUED OPERATIONS

     On July 30, 2000, the Board of Directors of Avery approved the spin-off of Primal Solutions, Inc. ("PSI"). The decision revised its plan announced
February 29, 2000 to spin-off Hold Billing Services Company ("HBS") its local exchange carrier billing clearing house business. The decision to spin-off PSI instead of HBS is motivated primarily by the expectations that Avery shareholders will pay less in taxes under a spin-off of PSI than would have been the case with a spin-off of HBS. Accordingly prior filed financial statements reflect HBS as discontinued operations.

     In March 1999, Avery entered into a merger agreement with Primal and certain shareholders of Primal. Pursuant to this agreement, Primal was purchased effective as of October 1, 1999. Primal is a software development company that designs, develops and supports an integrated suite of client/server and browser-based software solutions focusing on customer acquisition and retention in the communications industry, primarily utilizing decision support software and Internet technologies. As part of this merger, Avery also acquired Wireless Billing Solutions, Primal's subsidiary, which sells and supports convergent billing, customer care and mediation system software products. The transaction was accounted for using the purchase method of accounting with revenues and expenses of Primal being included in Avery's operations from the acquisition date.

     Under the terms of the spin-off agreement with PSI, each common shareholder of the Company on the record date of the spin-off will receive one share of Primal common stock for each share of the Company's common stock held on that date. In addition, owners of shares of Avery's series A, B, C, D or E convertible preferred stock will receive Primal common stock, in the amount of the preferred stock's common stock equivalents, for each share of Avery preferred stock held on the record date of the spin-off. The spin-off will be recorded at book value for accounting purposes since PSI is an ongoing business.

     The board of directors approved the spin-off primarily due to the fact that it appears that investors will be better able to understand and value the PSI and HBS businesses in separate entities rather than being combined into one entity. The exercise and conversion price of outstanding stock warrants, options and convertible securities will be adjusted to reflect the spin-off. The valuation of the PSI stock to be distributed will be determined through an appraisal of the PSI business. The spin-off will be a taxable transaction for federal income tax purposes. As part of the transaction, the original PSI owners, have agreed to recieve 15% and 32% of Avery and PSI, respectively, on fully diluted basis. In addition, the former PSI shareholders have agreed to waive their right for Avery to repurchase $3.9 million of their Avery stock and Avery has agreed to provide $4.0 million in working capital to PSI.

     The financial information contained in this document presents PSI as a discontinued operation due to the spin-off. Accordingly, the amounts in the statements of operations through the provision for income taxes are HBS's plus expenses of Avery.

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. DISCONTINUED OPERATIONS--Continued

     At June 30, 2000 and December 31, 1999, the net current liabilities and net long-term assets of PSI were as follows:


                                                                                2000               1999
                                                                             -----------        ----------
Current assets
       Cash ............................................................     $   156,481        $1,710,996
       Trade accounts receivable  ......................................       1,808,870           993,406
       Income tax receivable............................................         750,367               -0-
       Other current assets  ...........................................         473,493           366,088
                                                                             -----------        ----------
          Total current assets  ........................................       3,189,211         3,070,490
                                                                             -----------        ----------
Current liabilities
       Current portion of capital lease obligations  ...................         204,364            89,577
       Current portion of notes payable  ...............................         299,540           473,252
       Trade accounts payable  .........................................         266,679           346,932
       Accrued liabilities  ............................................         930,793           714,444
       Current taxes payable  ..........................................              --           137,651
       Deferred revenue  ...............................................       1,886,298         1,023,605
                                                                             -----------        ----------
          Total current liabilities  ...................................       3,587,674         2,785,461
                                                                             -----------        ----------
Net current assets (liabilities) of discontinued operations  ...........     $  (398,463)       $  285,029
                                                                             ===========        ==========

                                                                                 2000              1999
                                                                             -----------        ----------
Property and equipment
       Computer equipment and software  ................................     $ 2,286,237        $1,524,626
       Furniture and fixtures  .........................................         110,814           107,650
       Accumulated depreciation and amortization  ......................        (227,435)          (23,431)
                                                                             -----------        ----------
                                                                               2,169,616         1,608,845
                                                                             -----------        ----------
Other assets
       Goodwill, net  ..................................................       4,224,034         4,413,559
       Capital lease obligations  ......................................        (241,284)          (62,046)
       Notes payable  ..................................................      (1,669,984)       (1,728,108)
       Acquisition costs  ..............................................              --           150,025
       Other  ..........................................................          61,375            61,552
                                                                             -----------        ----------
          Total other assets  ..........................................       2,374,141         2,834,982
                                                                             -----------        ----------
Net long-term assets of discontinued operations  .......................     $ 4,543,757        $4,443,827
                                                                             ===========        ==========

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. DISCONTINUED OPERATIONS--Continued

     The operating results of PSI for the three and six-months ended June 30, 2000 is as follows:

                                                Three-months    Six-months
                                                    ended          ended
                                                June 30, 2000  June 30, 2000
                                                -------------  -------------
Operating revenues  ..........................  $  2,094,314   $  4,067,796
Cost of revenues  ............................    (1,087,703)    (2,036,257)
                                                ------------   ------------
              Gross profit  ..................     1,006,611      2,031,539
Selling, general and administrative expenses .    (2,119,751)    (4,505,863)
                                                ------------   ------------
   Loss from operations  .....................    (1,113,140)    (2,474,324)
Other (Expenses) .............................       (63,711)       (74,937)
                                                ------------   ------------
   Loss before income tax provision  .........    (1,176,851)    (2,549,261)
   Income tax benefit  .......................       667,716        750,367
                                                ------------   ------------
   Net loss  .................................  $   (509,135)  $ (1,798,894)
                                                ============   ============

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


GENERAL

     The following is a discussion of the consolidated financial condition and results of operations of the Company for the three and six-months ended June 30, 2000 and 1999, respectively. It should be read in conjunction with the Consolidated Financial Statements of the Company, the notes thereto and other financial information included elsewhere in this report, and the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. For purposes of the following discussion, references to year periods refer to the Company's fiscal year ended December 31 and references to quarterly periods refer to the Company's fiscal three and six month periods ended June 30, 2000 and 1999.

     The results on the "Discontinued operations" lines represent the results of operations for the respective periods for PSI, a wholly-owned subsidiary that is being spun-off. Accordingly, prior filed financial statements reflect HBS as discontinued operations. See Note 4 to Consolidated Financial Statements discussed above. All discussions relating to revenue, cost of revenues, operating expenses, etc. pertain only to continuing operations.

                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS


     RESULTS OF OPERATIONS

     The following table presents certain items in the Company's Consolidated Statements of Operations:

                                                  ------------------------        ------------------------
                                                     Three Months Ended               Six Months Ended
                                                        June 30, 2000                   June 30, 2000
                                                  ------------------------        ------------------------
                                                    2000            1999            2000            1999
                                                  --------        --------        --------        --------
                                                        (In Thousands)                  (In Thousands)
  Revenues                                        $  8,868        $  5,344        $ 17,777        $  9,728
  Cost of revenues                                   6,345           3,906          12,852           7,113
                                                  --------        --------        --------        --------
               Gross profit                          2,523           1,438           4,925           2,615
  Operating expenses, excluding DD&A                 1,374           1,088           2,632           2,407
  Advance funding program income                        40             126             190             302
  Advance funding program costs                        (37)            (48)            (94)           (145)
  Depreciation and amortization                       149             140             294             260
                                                  --------        --------        --------        --------
               Operating income                      1,003             288           2,095             105
  Other income (expense)                               102            (118)            137            (437)
  Income tax provision                                (232)              -            (763)              -
                                                  --------        --------        --------        --------
  Income (loss) from continuing operations             873             170           1,469            (332)
  Discontinued operations loss                        (509)              -          (1,769)              -
                                                  --------        --------        --------        --------
               Net income (loss)                  $    364        $    170        $   (330)       $   (332)
                                                  ========        ========        ========        ========

Operating Revenues

     The Company's revenues are derived primarily from the provision of billing clearinghouse and information management services to direct dial long distance carriers and operator services providers ("Local Exchange Carrier billing" or "LEC billing"). To a lesser extent, revenues are also derived from enhanced billing services provided to companies that offer voice mail, paging and internet services or other non-regulated telecommunications equipment and services. LEC billing fees charged by the Company include processing and customer service inquiry fees. Processing fees are assessed to customers either as a fee charged for each telephone call record or other transaction processed or as a percentage of the customer's revenue that is submitted by the Company to local telephone companies for billing and collection. Processing fees also include any charges assessed to the Company by local telephone companies for billing and collection services that are passed through to the customer. Customer service inquiry fees are assessed as a fee charged for each billing inquiry made by end users.

     Total revenues for the quarter ended June 30, 2000 were $8.9 million, an increase of 65.9% from the comparable prior year quarter. During the first six months of 2000, total revenues increased 82.7% to $17.8 million from $9.7 million during the comparable period of 1999. LEC billing services revenues increased 72.4% to $6.9 million in the second quarter of 2000, from $4.0 million in the second quarter of 1999. For the first six months of 2000, LEC billing services increased 94.6% to $13.7 million, from $7.0 million in the first six months of 1999. The LEC billing services revenue increases are attributable primarily to an increase in the number of telephone call

                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS


records processed and billed on behalf of direct dial long distance customers. Revenues derived from enhanced billing services customers decreased from the comparable prior year periods due to the Company canceling billing contracts with most of its enhanced services customers. Telephone call record volumes were as follows:

                                 Three Months Ended       Six Months Ended
                                       June 30,                June 30,
                                --------------------    --------------------
                                  2000        1999        2000        1999
                                --------    --------    --------    --------
                                   (In Thousands)          (In Thousands)

  Direct dial long distance       88,909      52,077     177,924      89,465

  Enhanced billing                   171         153         337         413


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

     The gross profit margin increased from 26.9% to 28.5% from the prior year quarter ended June 30, 1999 to the current year quarter, respectively. The gross profit margin also increased from 26.9% to 27.8% from the prior year to date
period to the current period ended June 30, 2000.   The slight increase in gross
profit is primarily due to higher margins in the customer service department as compared to 1999. For the six months ended June 30, 2000 the customer service department contributed $93,000 to gross profit as opposed to the same period in 1999 which generated a loss of $142,000.

Operating Expense

     Operating expenses are comprised of all selling, marketing and administrative costs incurred in direct support of the business operations of the Company. Operating expenses for the second quarter of 2000 and 1999 were $1.4 million and $1.1 million, representing 15.5% and 20.4% of revenues, respectively. Operating expenses for the first six months of 2000 increased to $2.6 million, or 14.8% of revenues, from $2.4 million, or 24.7% of revenues, in the comparable period of 1999. The higher operating expenses were primarily due to professional and director fees, and insurance costs somewhat offset by reduced personnel costs.

                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS


Depreciation and Amortization

     Depreciation and amortization expense for the second quarter were $149,000 in 2000, and $140,000 in 1999. Depreciation and amortization expense for the six months ended June, were $294,000 in 2000, and $260,000 in 1999. Both increases were due to the addition of equipment at HBS.

Advance Funding Program Income and Costs

     Management has made significant policy changes in regards to the advance funding program. In an effort to reduce the inherent risk involved in advancing customer receivables, HBS encouraged and participated in placing current customers with significant financing needs with third party financing companies. HBS plans to assist future customers in a similar manner. Although internal advance funding is still available, it's scope has been reduced to mainly start up companies and those requiring reduced funding as a percent of gross billable revenue with the LEC. As a result, advance funding program income decreased 68.3% to $40,000 for the second quarter of 2000 from $126,000 for the second quarter of 1999. Advance funding program income for the first six months of 2000 decreased 37.1% to $190,000 from $302,000 in the first six months of 1999.

     Advance funding program costs decreased 22.9% to $37,000 for the second quarter of 2000 from $48,000 for the second quarter of 1999. Advance funding program costs for the first six months of 2000 decreased 35.2% to $94,000 from $145,000 in the comparable period of 1999. The decreases noted result from the Company's policy decision discussed above.

Operating Income from Continuing Operations

     Operating income from continuing operations in the second quarter of 2000 was $1,003,000, or 11.3% of revenues, compared to $288,000 or 5.4% of revenues, in the second quarter of 1999. Operating income from continuing operations in the first six months of 2000 increased to $2,095,000 or 11.8% of revenues, from $105,000 or 1.1% of revenues, in the first six months of 1999.

Other Income (Expense), Net

     Other income (expense) net in the second quarter increased to $102,000 of net income in 2000 from $118,000 of net expense in 1999. The increase is primarily attributable to lower interest associated with reduced levels of debt and the charge for warrant buy backs that occurred in 1999 but not in 2000. Other income (expense) net for the six month period ending 2000 increased to $137,000 of net income from $437,000 of net expense in 1999. The increase was due to the reduction of interest expense due to lower levels of debt and the elimination of warrant buy back cost occurring in 1999 but not in 2000.

Loss from Discontinued Operations

                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS

     Loss from discontinued operations was $1,177,000 for the quarter ending 2000 and $2,467,000 for the six months ending 2000 net of tax benefit of $667,716 and $750,367 for the three and six-months ended June 30, 2000 respectively. The income tax provision reflects the change in direction as noted in notes above. Revenues from discontinued operations was $4,068,000 for the quarter ending 2000 and $2,094,000 for the six months ending 2000. There were no discontinued operations for 1999 as PSI was not acquired until October 1, 1999.

     PSI provides computer software programming, customization, program maintenance and product marketing for a variety of software languages and platforms. PSI also designs, develops and supports an integrated suit of client/server and browser-based software solutions focusing on customer acquisition and retention in the telecommunications industry primarily utilizing decision support software and internet technologies.

Income Taxes

     An income tax provision of $558,000 was recorded for the quarter ending June 30, 2000, none in 1999. An income tax provision of $1,088,000 was recorded for the six month period ending June 30, 2000, none in 1999. The significant difference between the tax provision for the periods ending June 30, 2000 and 1999 are directly related to the Company's loss situation in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Avery's cash balance increased to $14,839,000 at June 30, 2000, from $5,744,000 at December 31, 1999, primarily due to timing of cash receipts for LEC's and increased processing volume. Avery's working capital position at June 30, 2000 was a negative $6.0 million compared to a negative $3.4 million as of December 31, 1999. The decrease in working capital is due to a $6,140,000 million increase in current liabilities, offset by a $3,555,000 increase in current assets. The increase in current liabilities is primarily attributable to a $3,124,000 increase in holdback reserves associated with increased volume, $2,100,000 increase in accrued liabilities and income taxes and $1,066,000 increase in net liabilities associated with discontinued operations of PSI. The increase in current assets is primarily attributable to a $9,096,000 increase in cash offset by a $4,731,000 decrease in advanced payment receivables due to the companies change in direction on financing receivables.

     Net cash provided by operating activities, excluding discontinued operations, was $10,463,000 for the six months ending June 30, 2000, compared to $8,558,000 for the similar period in 1999. The increase was primarily due to an increase in net income from continuing operations and increased by reductions in holdback reserves and advance payment receivables, increases in accounts payable and accrued liabilities offset by an increase in other assets consisting primarily of deposits.

     Avery generated proceeds from the sale of common and preferred stock of $134,000 during 2000 and $0 during 1999. Avery also paid preferred dividends of $177,000 during 2000 and $253,000 during 1999. Avery also paid off its line of credit during 1999 for $5,731,000.

     Acquisition costs in 1999 totaled $1,163,000. These costs are comprised of professional fees relating to the Primal acquisition.

     The Company's operating cash requirements consist principally of working capital requirements, requirements under its advance-funding program, scheduled payments of preferred dividends and capital expenditures. The Company believes cash flows generated from operations will be sufficient to fund capital expenditures, advance funding requirements, working capital needs and debt repayment requirements for the foreseeable future.

YEAR 2000 UPDATE

     During 1999 Avery undertook initiatives to ensure that our systems were Year 2000 compliant. As of the date of this filing, Avery has not experienced any disruption of their operations due to Year 2000 issues. The cost of Year 2000 modifications have not been significant and no additional Year 2000 costs are anticipated.

                              OTHER INFORMATION

ITEM 5.  Other Information

     On July 30, 2000, the Board of Directors of Avery approved the spin-off of Primal Solutions, Inc. ("PSI"). The decision revised its plan announced February 29, 2000 to spin-off Hold Billing Services Company ("HBS") its local exchange carrier billing clearinghouse business. The decision to spin-off PSI instead of HBS is motivated primarily by the expectations that Avery shareholders will pay less in taxes under a spin-off of PSI than would have been the case with a spin-off of HBS. Accordingly, the financial information contained in this document presents PSI as a discontinued operation due to the spin-off and the amounts in the statement of operations through the provision for income taxes are HBS's plus expenses of Avery.

                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS



                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf, thereunto duly authorized.


                                                  Avery Communication, Inc.
                                        ----------------------------------------
                                                       (Registrant)


Date_________________________                     /s/Patrick J. Haynes III
                                        ----------------------------------------
                                                    Patrick J. Haynes III
                                                    Chairman of the Board


Date_________________________                         /s/ Scot McCormick
                                        ----------------------------------------
                                               /s/ Scot McCormick, Secretary