Form 10QSB/A
period 2000-06-30
AVERY COMMUNICATIONS INC
filed 2000-08-15
CIK 946855

                                UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                -------------
                                FORM 10-QSB/A


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly perion ended June 30, 2000

                                     Or

[_] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from          to

                       Commission File Number 000-27095
                             ----------------

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

     The number of shares outstanding of each of the issuer's classes of common equity, as of August 8, 2000.

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

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE PERIODS ENDED JUNE 30, 2000 AND 1999
                                  (UNAUDITED)

                                                      ----------------------------------- -------------------------------
                                                                Three Months Ended                Six Months Ended
                                                                      June 30                         June 30
                                                      --------------------------------    -------------------------------
                                                            2000             1999              2000            1999
                                                      ---------------   --------------    --------------   --------------
Revenues                                               $   8,867,854     $  5,343,894      $ 17,777,419     $  9,728,253

Cost of revenues                                           6,344,788        3,906,149        12,851,939        7,112,797
                                                      ---------------   --------------    --------------   --------------
      Gross profit                                         2,523,066        1,437,745         4,925,480        2,615,456

Operating expenses                                         1,522,586        1,227,732         2,925,782        2,667,420
Advance funding program income                                39,700          126,377           190,124          301,593
Advance funding program costs                                (36,874)         (47,500)          (94,482)        (145,126)
                                                      ---------------   --------------    --------------   --------------

      Operating income                                     1,003,306          288,890         2,095,340          104,503
                                                      ---------------   --------------    --------------   --------------
Other income (expense):
    Interest expense                                         (14,722)        (197,997)          (35,776)        (340,429)
    Financing fees and debt issuance costs                        --          (41,736)               --         (321,736)
    Other, net                                               116,258          120,875           171,662          226,142
                                                      ---------------   --------------    --------------   --------------

      Total other income (expense)                           101,536         (118,858)          135,886         (436,023)
                                                      ---------------   --------------    --------------   --------------
Income (loss) from continuing  operations before
     provision for income taxes                            1,104,842          170,032         2,231,226         (331,520)
Income tax expense                                          (232,293)               -          (762,571)               -
                                                      ---------------   --------------    --------------   --------------
Income (loss) from continuing  operations                    872,549          170,032         1,468,655         (331,520)

Loss from discontinued operations, net of income
     tax benefit of $667,716 and $750,367 for the
     three and six months ended June 30, 2000,
     respectively                                           (509,135)               -        (1,798,894)               -
                                                      ---------------   --------------    --------------   --------------

      Net income (loss)                                $     363,414     $    170,032      $   (330,239)    $   (331,520)
                                                      ===============   ==============    ==============   ==============
Per share data:
Basic net income (loss) per share:
Continuing operations                                  $        0.09     $       0.01      $       0.15     $      (0.05)
Discontinued operations                                        (0.06)            0.00             (0.21)            0.00
                                                      ---------------   --------------    --------------   --------------
Net income (loss)                                      $        0.03     $       0.01      $      (0.06)    $      (0.05)
                                                      ===============   ==============    ==============   ==============
Diluted net income (loss) per share:
Continuing operations                                  $        0.06     $       0.01      $       0.10     $      (0.05)
Discontinued operations                                        (0.03)            0.00             (0.12)            0.00
                                                      ---------------   --------------    --------------   --------------
Net income (loss)                                      $        0.03     $       0.01      $      (0.02)    $      (0.05)
                                                      ===============   ==============    ==============   ==============
Weighted average number of common shares:
    Basic common shares                                    8,750,771        8,653,699         8,719,013        8,659,555
                                                      ===============   ==============    ==============   ==============
    Diluted common shares                                 14,772,089        9,008,589        15,612,519        8,659,555
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

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE PERIODS ENDED JUNE 30, 2000 AND 1999
                                  (UNAUDITED)


                                                                            ------------------------------------
                                                                                     Six Months Ended
                                                                                          June 30,
                                                                            ------------------------------------
                                                                                  2000               1999
                                                                            -----------------  -----------------
Cash flows from operating activities:
   Net loss                                                                 $       (330,239)  $       (331,520)
   Loss from discontinued operations                                               1,798,894                  -
   Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities from continuing operations:
     Bad debt expense                                                                 36,000            147,506
     Depreciation and amortization                                                   293,686            259,557
   Change in  operating assets and liabilities:
       Holdback reserves                                                           3,123,698            887,893
       Trade accounts and notes receivable                                            64,082           (750,230)
       Advance payment receivables                                                 4,731,212          5,909,265
       Other current assets                                                          424,208             49,999
       Trade accounts payable and accrued liabilities                              1,173,726            676,573
       Income taxes payable                                                          447,222                  -
       Other assets                                                               (1,299,597)         1,709,230
                                                                            -----------------  -----------------

           Net cash provided by operating activities                              10,462,892          8,558,273
           Net cash used in operating activities of discontinued operations       (1,215,332)                 -
                                                                            -----------------  -----------------
           Net cash provided by operations                                         9,247,560          8,558,273
                                                                            -----------------  -----------------

Cash flows from investing activities:
   Purchase of property and equipment                                                (58,594)          (115,348)
   Capitalized cost in connection with Primal acquisition                                  -         (1,162,981)
   Cash paid for treasury stock                                                      (54,802)           (35,634)
                                                                            -----------------  -----------------

           Net cash used in investing activities                                    (113,396)        (1,313,963)
                                                                            -----------------  -----------------

Cash flows from financing activities:
   Proceeds from notes payable                                                             -            160,000
   Principal payments on notes payable                                                 3,739         (5,731,468)
   Payment of preferred stock dividends                                             (176,700)          (252,900)
   Issuance of shares of common and preferred stock for cash                         134,114                  -
                                                                            -----------------  -----------------

           Net cash used in financing activities                                     (38,847)        (5,824,368)
                                                                            -----------------  -----------------

Increase in cash                                                                   9,095,317          1,419,942

Cash at beginning of period                                                        5,744,069          1,086,473
                                                                            -----------------  -----------------

Cash at end of period                                                       $     14,839,386   $      2,506,415
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

     NOTE 2. EARNINGS (LOSS) PER SHARE

     Basic net income (loss) per share is computed by dividing the net loss, increased by the preferred stock dividends of $70,900 and $71,800 for the three month periods ending June 30, 2000 and 1999 and $142,400 and $143,600 for the six-month periods ending June 30, 2000 and 1999 respectively, by the weighted average number of shares of common stock outstanding during the respective periods. The effect of the preferred stock dividend on the basic loss per common share was $0.01 and $0.02 per weighted average common share outstanding for the three and six-months ended June 30, 2000 and 1999, respectively. Diluted net income (loss) per share includes the effect of all dilutive options and warrants and instruments convertible into common stock. The effect of outstanding warrants and options on the computation of net income (loss) per share for the six-months ended June 30, 1999 would be antidilutive and, therefore, is not included in the computation of diluted weighted average shares. The effect of outstanding warrants, options and convertible securities on the computation of net income (loss) per share for the three and six month periods ending June 30, 2000 and the three month period ending June 30, 1999 was dilutive and is included in the computation of diluted weighted average shares.

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

     NOTE 4. DISCONTINUED OPERATIONS

     On July 30, 2000, the Board of Directors of Avery approved the spin-off of Primal Solutions, Inc. ("PSI"). The decision revised its plan announced
February 29, 2000 to spin-off HBS Billing Services Company ("HBS") its local exchange carrier billing clearing house business. The decision to spin-off PSI instead of HBS is motivated primarily by the expectations that Avery shareholders will pay less in taxes under a spin-off of PSI than would have been the case with a spin-off of HBS. Accordingly, prior filed financial statements reflect HBS as discontinued operations.

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

     Under the terms of the spin-off agreement with PSI, each common shareholder of the Company on the record date of the spin-off will receive one share of Primal common stock for each share of the Company's common stock held on that date. In addition, owners of shares of Avery's series A, B, C, D or E convertible preferred stock will receive Primal common stock, in the amount of the preferred stock's common stock equivalent for each share of Avery preferred stock held on the record date of the spin-off. The spin-off will be recorded at book value for accounting purposes since PSI is an ongoing business.

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

     The results on the "Discontinued operations" lines represent the results of operations for the respective periods for PSI, a wholly-owned subsidiary that is being spun-off. Prior filed financial statements reflect HBS as discontinued operations. See Note 4 to Consolidated Financial Statements for further explanation. All discussions relating to revenue, cost of revenues, operating expenses, etc. pertain only to continuing operations, which consist of Avery and HBS.

                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS


     RESULTS OF OPERATIONS

     The following table presents certain items in the Company's Consolidated Statements of Operations:

                                                  ------------------------        ------------------------
                                                     Three Months Ended               Six Months Ended
                                                        June 30, 2000                   June 30, 2000
                                                  ------------------------        ------------------------
                                                    2000            1999            2000            1999
                                                  --------        --------        --------        --------
                                                        (In Thousands)                  (In Thousands)
  Revenues                                        $  8,868        $  5,344        $ 17,777        $  9,728
  Cost of revenues                                   6,345           3,906          12,852           7,113
                                                  --------        --------        --------        --------
               Gross profit                          2,523           1,438           4,925           2,615
  Operating expenses, excluding DD&A                 1,374           1,088           2,632           2,407
  Advance funding program income                        40             126             190             302
  Advance funding program costs                        (37)            (48)            (94)           (145)
  Depreciation and amortization                        149             140             294             260
                                                  --------        --------        --------        --------
               Operating income                      1,003             288           2,095             105
  Other income (expense)                               102            (118)            137            (437)
  Income tax provision                                (232)              -            (763)              -
                                                  --------        --------        --------        --------
  Income (loss) from continuing operations             873             170           1,469            (332)
  Discontinued operations loss                        (509)              -          (1,799)              -
                                                  --------        --------        --------        --------
               Net income (loss)                  $    364        $    170        $   (330)       $   (332)
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

     Total revenues for the quarter ended June 30, 2000 were $8.9 million, an increase of 65.9% from the comparable prior year quarter. During the first six months of 2000, total revenues increased 82.7% to $17.8 million from $9.7 million during the comparable period of 1999. Billing service revenues increased 67.7% to $8.6 million in the second quarter of 2000, from $5.1 million in the second quarter of 1999. For the first six months of 2000, billing service revenues increased 88.1% to $17.2 million, from $9.2 million in the first six months of 1999. The remaining revenue in each period is primarily related to customer service operations. The billing service revenue increase is attributable primarily to an increase in the number of telephone call

                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS


records processed and billed on behalf of direct dial long distance customers. Revenues derived from year-to-date enhanced billing services customers decreased from the comparable prior year period due to the Company canceling billing contracts with most of its enhanced services customers effective the end of February, 1999. Enhanced billing services revenues were up slightly for the quarter ending June 30, 2000 over the same period for the prior year due to increased volumes at the one relatively large remaining enhanced services customer. Telephone call record volumes were as follows:

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

     The gross profit margin increased from 26.9% to 28.5% from the prior year quarter ended June 30, 1999 to the current year quarter, respectively. The gross profit margin also increased from 26.9% to 27.7% from the prior year to date
period to the current period ended June 30, 2000.   The slight increase in gross
profit is primarily due to higher margins in the customer service department as compared to 1999. For the six months ended June 30, 2000 the customer service department contributed $93,000 to gross profit as opposed to the same period in 1999 which generated a loss of $142,000.

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

                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS


Depreciation and Amortization

     Depreciation and amortization expense for the second quarter was $149,000 in 2000, and $140,000 in 1999. Depreciation and amortization expense for the six months ended June, was $294,000 in 2000, and $260,000 in 1999. Both increases were due to the addition of equipment at HBS.

Advance Funding Program Income and Costs

     Management has made significant policy changes in regards to the advance funding program. In an effort to reduce the inherent risk involved in advancing customer receivables, HBS encouraged and participated in placing current customers with significant financing needs with third party financing companies. HBS plans to assist future customers in a similar manner. Although internal advance funding is still available, its scope has been reduced to mainly start up companies and those requiring reduced funding as a percent of gross billable revenue with the LEC. As a result, advance funding program income decreased 68.3% to $40,000 for the second quarter of 2000 from $126,000 for the second quarter of 1999. Advance funding program income for the first six months of 2000 decreased 37.1% to $190,000 from $302,000 in the first six months of 1999.

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

Operating Income from Continuing Operations

     Operating income from continuing operations in the second quarter of 2000 was $1,003,000, or 11.3% of revenues, compared to $288,000 or 5.4% of revenues, in the second quarter of 1999. Operating income from continuing operations in the first six months of 2000 increased to $2,095,000 or 11.8% of revenues, from $105,000 or 1.1% of revenues, in the first six months of 1999. The increases in operating income from continuing operations are primarily attributable to the significant increases in the volume of call records processed for the respective periods.

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

Loss from Discontinued Operations

                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS

     Loss from discontinued operations was $509,000 for the quarter ending 2000 and $1,799,000 for the six months ending 2000 net of tax benefit of $668,000 and $750,000 for the three and six-months ended June 30, 2000, respectively. The income tax provision reflects the change of spinning-off PSI instead of HBS as noted above. Revenues from discontinued operations were $2,094,314 for the quarter ending 2000 and $4.068,000 for the six months ending 2000. There were no discontinued operations for 1999 as PSI was not acquired until October 1, 1999.

     PSI designs, develops and supports an integrated suit of client/server and browser-based software solutions focusing on customer acquisition and retention in the telecommunications industry primarily utilizing decision support software and internet technologies. In addition, PSI provides billing and customer care software to the wireless communications, IP telephony and internet service provider industries.

Income Taxes

     An income tax provision of $232,000 was recorded for the quarter ending June 30, 2000, none in 1999. An income tax provision of $762,000 was recorded for the six month period ending June 30, 2000, none in 1999. The significant difference between the tax provision for the periods ending June 30, 2000 and 1999 are directly related to the Company's tax operating loss situation in 1999. Income taxes were recorded for continuing operations but are effectively offset on a consolidated basis by income tax benefit recorded for discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

     Avery's cash balance increased to $14,839,000 at June 30, 2000, from $5,744,000 at December 31, 1999, primarily due to timing of cash receipts for LECs and increased processing volume at HBS. Avery's working capital position at June 30, 2000 was a negative $5.0 million compared to a negative $3.4 million as of December 31, 1999. The $1.6 million decrease in working capital is due to a $5,147,000 million increase in current liabilities, offset by a $3,555,000 increase in current assets. The increase in current liabilities is primarily attributable to a $3,124,000 increase in holdback reserves associated with increased volume, a $1,747,000 increase in accrued liabilities and income taxes and a $398,000 increase in net liabilities associated with discontinued operations of PSI. The increase in current assets is primarily attributable to a $9,095,000 increase in cash offset by a $4,731,000 decrease in advanced payment receivables due to the companies change in direction for financing receivables.

     Net cash provided by operating activities, excluding discontinued operations, was $10,463,000 for the six months ending June 30, 2000, compared to $8,558,000 for the similar period in 1999. The increase was primarily due to an increase in net income from continuing operations and in holdback reserves offset by reduction in advance payment receivables and an increase in other assets in 2000 versus a decrease in 1999.

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

YEAR 2000 UPDATE

     During 1999 Avery undertook initiatives to ensure that our systems were Year 2000 compliant. As of the date of this filing, Avery has not experienced any disruption of its operations due to Year 2000 issues. The cost of Year 2000 modifications have not been significant and no additional Year 2000 costs are anticipated.

                              OTHER INFORMATION

ITEM 5.  Other Information

     On July 30, 2000, the Board of Directors of Avery approved the spin-off of Primal Solutions, Inc. ("PSI"). The decision revised its plan announced February 29, 2000 to spin-off HBS Billing Services Company ("HBS") its local exchange carrier billing clearinghouse business. The decision to spin-off PSI instead of HBS is motivated primarily by the expectations that Avery shareholders will pay less in taxes under a spin-off of PSI than would have been the case with a spin-off of HBS. Accordingly, the financial information contained in this document presents PSI as a discontinued operation due to the spin-off and the amounts in the statement of operations through the provision for income taxes are HBS's plus expenses of Avery. Financial statements filed previously have reflected HBS as discontinued operations.

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