Form 10QSB
period 2000-09-30
AVERY COMMUNICATIONS INC
filed 2000-11-13
CIK 946855

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  -------------

                                   FORM 10-QSB

         (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2000

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

                                 (312) 419-0077
              (Registrant's telephone number, including area code)

The number of shares outstanding of each of the issuer's classes of common equity, as of October 23, 2000

        TITLE OF CLASS                    NUMBER OF SHARES OUTSTANDING
        --------------                    ----------------------------
Common Stock, $.01 par value                      11,247,264

                   AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

                                      INDEX


PART I   FINANCIAL INFORMATION                                              PAGE

Item 1   Consolidated  Balance Sheets at September 30, 2000                  1
         (unaudited) and December 31, 1999

         Consolidated  Statements of Operations For the Periods
         Ended  September 30, 2000 and 1999 (unaudited)                      2

         Consolidated  Statements of Cash Flows For the Periods              3
         Ended  September 30, 2000 and 1999 (unaudited)

         Notes to Consolidated Financial Statements                          4

Item 2.  Management's  Discussion  and Analysis of Financial                 8
         Condition and Results of Operations

PART II  OTHER INFORMATION

Item 5.  Other information                                                  14

               ITEM 1. AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                               September 30,     December 31,
                                   ASSETS                                                           2000             1999
                                                                                              ---------------  ----------------
                                                                                               (unaudited)
Current assets:
   Cash and cash equivalents                                                                 $    12,762,196 $       5,744,069
   Trade accounts receivable, net of allowance for doubtful accounts of
     $242,901 (unaudited) and $188,901                                                               752,213           813,589
   Advanced payment receivables                                                                    1,966,242         6,810,249
   Other receivables                                                                                 390,825           681,526
   Deferred tax asset                                                                                374,086           374,086
   Income tax receivable                                                                             310,529                 -
   Other                                                                                              75,987            27,527
   Net current assets of discontinued operations                                                           -           285,029
                                                                                              ---------------  ----------------
         Total current assets                                                                     16,632,078        14,736,075
                                                                                              ---------------  ----------------
Property and equipment:
   Computer equipment and software                                                                 1,131,637         1,063,674
   Furniture and fixtures                                                                            338,041           334,944
   Accumulated depreciation and amortization                                                        (701,693)         (506,535)
                                                                                              ---------------  ----------------
         Total property and equipment, net                                                           767,985           892,083
                                                                                              ---------------  ----------------
Other assets:
   Goodwill, net of accumulated amortization of $934,511 (unaudited) and $732,869                  2,821,106         3,022,748
   Net long-term assets of discontinued operations                                                 7,694,625         4,443,827
   Deposits                                                                                        2,574,357           185,514
   Purchased contracts, net of accumulated amortization of $314,998 (unaudited)
     and $276,208, respectively                                                                       39,265            70,555
   Non-recourse notes receivable, including $1,439,000 (unaudited) due from related parties        1,563,500                 -
   Other receivables, including $1,150,000 (unaudited) and $400,000, due from
     related parties                                                                               1,150,772           417,649
                                                                                              ---------------  ----------------
         Total other assets                                                                       15,843,625         8,140,293
                                                                                              ---------------  ----------------
         Total assets                                                                        $    33,243,688 $      23,768,451
                                                                                              ===============  ================
                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current notes payable                                                                     $         6,667 $           6,667
   Trade accounts payable                                                                          2,907,786         4,369,562
   Accrued liabilities                                                                             3,983,284         2,576,753
   Income taxes payable                                                                                    -           255,673
   Deposits and other payables related to customers                                               17,326,623        10,908,168
   Net current liabilities of discontinued operations                                                135,037                 -
                                                                                              ---------------  ----------------
         Total current liabilities                                                                24,359,397        18,116,823
                                                                                              ---------------  ----------------
Long-term liabilities:
   Long-term portion of notes payable, due to related parties                                        331,405           325,195
                                                                                              ---------------  ----------------
Stockholders' equity:
   Preferred stock (20,000,000 shares authorized):
      Series A; $0.01 par value, 800,000 shares authorized, 391,667 shares issued and outstanding at September 30, 2000 (unaudited) and 400,000 at
         December 31, 1999 (liquidation preference of $391,667 at September 30, 2000
         (unaudited) and $400,000 at December 31, 1999)                                                3,917             4,000
      Series B; $0.01 par value,  1,050,000  shares  authorized,  390,000 shares issued and  outstanding at September 30, 2000  (unaudited) and December
         31, 1999 (liquidation preference of $390,000)                                                 3,900             3,900
      Series C; $0.01 par value, 340,000 shares authorized, 40,000 shares issued and outstanding at  September  30, 2000  (unaudited)  and 70,000 at
         December  31, 1999 (liquidation  preference of $40,000 at September 30, 2000
         (unaudited), and $70,000 at December 31, 1999)                                                  400               700
      Series D; $0.01 par value, 1,500,000 authorized, issued and outstanding at September 30, 2000 (unaudited) and December 31, 1999
         (liquidation preference of $1,500,000)                                                       15,000            15,000
      Series E; $0.01 par value, 350,000 authorized, issued and outstanding at September 30, 2000 (unaudited) and December 31, 1999
         (liquidation preference of $350,000)                                                          3,500             3,500
      Series F; $0.01 par value, 8,000,000 shares authorized, 0 shares issued and outstanding  at September 30, 2000  (unaudited)  and  3,890,373  shares issued and outstanding at December 31, 1999 (liquidation  preference of
         $0 at September 30, 2000 (unaudited) and $38,904 at December 31, 1999)                            -            38,904
      Series G; $0.01 par value, 8,000,000 shares authorized, 7,126,894 shares issued and outstanding at September 30, 2000 (unaudited) and 0 shares issued and outstanding at December 31, 1999 (liquidation preference of $71,269 at
         September 30, 2000 (unaudited) and $0 at December 31, 1999)                                  71,269                 -
   Common stock, $0.01 par value, 20,000,000 shares authorized, 9,972,435 shares issued at
      September 30, 2000 (unaudited) and 9,803,949 shares issued at December 31, 1999                 99,724            98,039
   Additional paid-in capital                                                                     15,734,219        12,306,164
   Accumulated deficit                                                                            (5,342,242)       (5,161,775)
   Treasury stock, 1,215,216 shares at September 30, 2000 (unaudited) and 1,176,916
      at December 31, 1999, respectively, at cost                                                 (2,036,801)       (1,981,999)
                                                                                              ---------------  ----------------
         Total stockholders' equity                                                                8,552,886         5,326,433
                                                                                              ---------------  ----------------
         Total liabilities and stockholders' equity                                          $    33,243,688 $      23,768,451
                                                                                              ===============  ================


The accompanying notes are an integral part of these consolidated financial statements.

                   AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE PERIODS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


                                                                Three Months Ended                  Nine Months Ended
                                                                   September 30,                       September 30,
                                                        ----------------------------------  ---------------------------------
                                                             2000              1999              2000             1999
                                                        ----------------  ----------------  ---------------- ----------------

Revenues                                                $     9,665,863   $     6,607,559   $    27,443,282  $    16,335,812

Cost of revenues                                             (6,911,393)       (5,045,296)      (19,763,332)     (12,158,093)
                                                          --------------    --------------    --------------   --------------

     Gross profit                                             2,754,470         1,562,263         7,679,950        4,177,719

Selling, general and administrative espense                  (1,529,423)       (1,292,754)       (4,455,205)      (3,960,174)
Advance funding program income                                   36,987           150,680           227,111          452,273
Advance funding program costs                                   (35,564)          (47,646)         (130,046)        (192,772)
                                                          --------------    --------------    --------------   --------------
     Total                                                   (1,528,000)       (1,189,720)       (4,358,140)      (3,700,673)
                                                          --------------    --------------    --------------   --------------

     Operating income                                         1,226,470           372,543         3,321,810          477,046
                                                          --------------    --------------    --------------   --------------

Other income (expense):
   Interest expense                                             (14,464)          (78,354)          (50,240)        (254,036)
   Financing fees and debt issuance costs                             -                 -                 -         (321,736)
   Other, net                                                   126,299            39,328           297,961          100,723
                                                          --------------    --------------    --------------   --------------

     Total other income (expense)                               111,835           (39,026)          247,721         (475,049)
                                                          --------------    --------------    --------------   --------------
Income from continuing operations before
    income taxes                                              1,338,305           333,517         3,569,531            1,997
Income tax expense                                             (332,718)                -        (1,095,289)               -
                                                          --------------    --------------    --------------   --------------
Income from continuing  operations                            1,005,587           333,517         2,474,242            1,997

Loss from discontinued operations, net of income tax
   benefit of $563,658 and $1,314,025, respectively            (855,813)                -        (2,654,707)               -
                                                          --------------    --------------    --------------   --------------

     Net income (loss)                                  $       149,774   $       333,517   $      (180,465) $         1,997
                                                          ==============    ==============    ==============   ==============
Per share data:
Basic net income (loss) per share:
   Continuing operations                                $          0.11   $          0.03   $          0.26  $         (0.02)
   Discontinued operations                                        (0.10)             0.00             (0.30)            0.00
                                                          --------------    --------------    --------------   --------------
   Net income (loss)                                    $          0.01   $          0.03   $         (0.04) $         (0.02)
                                                          ==============    ==============    ==============   ==============
Diluted net income (loss) per share:
   Continuing operations                                $          0.06   $          0.03   $          0.16  $         (0.02)
   Discontinued operations                                        (0.05)             0.00             (0.17)            0.00
                                                          --------------    --------------    --------------   --------------
   Net income (loss)                                    $          0.01   $          0.03   $         (0.01) $         (0.02)
                                                          ==============    ==============    ==============   ==============
Weighted average number of common shares:
   Basic common shares                                        8,753,919         8,628,482         8,730,734        8,649,084
                                                          ==============    ==============    ==============   ==============
   Diluted common shares                                     16,791,723         9,509,878        15,865,627        8,649,084
                                                          ==============    ==============    ==============   ==============


The accompanying notes are an integral part of these consolidated financial statements.

                   AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE PERIODS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                              Nine Months Ended September 30,
                                                                         -------------------------------------
                                                                               2000               1999
                                                                         -----------------  ------------------
Cash flows from operating activities:
   Net income (loss)                                                     $       (180,465)  $           1,997
   Loss from discontinued operations                                            2,654,707                   -
   Adjustments to reconcile net income (loss) to net cash provided by operating activities from continuing operations:
     Bad debt expense                                                              54,000             188,901
     Amortization of loan discounts                                                 6,210               6,210
     Depreciation and amortization                                                435,590             398,374
     Treasury stock received in settlement                                        (54,802)                  -
   Change in operating assets and liabilities:
      Trade accounts receivable                                                     7,374             155,442
      Advance payment receivables                                               4,844,007           5,512,154
      Other current assets                                                        242,241             123,998
      Deposits                                                                 (2,388,843)          1,038,376
      Trade accounts payable and accrued liabilities                              (55,245)          1,518,613
      Income taxes payable/receivable                                            (566,202)                  -
      Deposits and other payables related to customers                          6,418,455          (1,618,176)
      Other assets                                                                 16,877             158,463
                                                                           ---------------   -----------------
          Net cash provided by operating activities                            11,433,904           7,484,352
          Net cash used in operating activities of discontinued operations     (1,910,439)                  -
                                                                           ---------------   -----------------
          Net cash provided by operations                                       9,523,465           7,484,352
                                                                           ---------------   -----------------
Cash flows from investing activities:
   Purchase of contracts                                                           (7,500)            (60,000)
   Purchase of property and equipment                                             (71,060)           (167,916)
   Capitalized cost in connection with Primal acquisition                               -            (266,874)
   Issuance of notes receivable                                                (2,313,500)                  -
                                                                           ---------------   -----------------
          Net cash used in investing activities                                (2,392,060)           (494,790)
                                                                           ---------------   -----------------
Cash flows from financing activities:
   Proceeds from notes payable                                                          -             160,000
   Principal payments on notes payable                                                  -          (5,668,415)
   Payment of preferred stock dividends                                          (247,392)           (252,900)
   Issuance of shares of common and preferred stock for cash                      134,114                   -
   Cash paid for treasury stock                                                         -            (115,632)
                                                                           ---------------   -----------------

          Net cash used in financing activities                                  (113,278)         (5,876,947)
                                                                           ---------------   -----------------
Increase in cash                                                                7,018,127           1,112,615
Cash at beginning of period                                                     5,744,069           1,086,473
                                                                           ---------------   -----------------
Cash at end of period                                                    $     12,762,196   $       2,199,088
                                                                           ===============  ==================

The accompanying notes are an integral part of these consolidated financial statements.

                   AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

         In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

         Certain   reclassifications  have  been  made  to  conform  to  current classifications.


         NOTE 2. EARNINGS (LOSS) PER SHARE

         Basic net income (loss) per share is computed by dividing the net income (loss), decreased (increased) by the preferred stock dividends of $70,692 and $71,800 for the three month periods ending September 30, 2000 and 1999 and $213,092 and $215,400 for the nine-month periods ending September 30, 2000 and 1999 respectively, by the weighted average number of shares of common stock outstanding during the respective periods. The effect of the preferred stock dividend on the basic net income (loss) per common share was $0.01 and $0.02 per weighted average common share outstanding for the three and nine-months ended September 30, 2000 and 1999, respectively. Diluted net income (loss) per share includes the effect of all dilutive options and warrants and instruments convertible into common stock. The effect of outstanding warrants and options on the computation of net income (loss) per share for the nine-months ended September 30, 1999 would be antidilutive and, therefore, is not included in the computation of diluted weighted average shares. The effect of outstanding warrants, options and convertible securities on the computation of net income
(loss) per share for the three and nine month periods ending September 30, 2000 and the three month period ending September 30, 1999 was dilutive and is included in the computation of diluted weighted average shares.

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

                   AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         NOTE 4. DISCONTINUED OPERATIONS



         On August 1, 2000, the Board of Directors of Avery approved the spin-off of Primal Solutions, Inc. ("PSI"). The decision revised its plan announced February 29, 2000 to spin-off HBS Billing Services Company ("HBS") its local exchange carrier billing clearing house business. The decision to spin-off PSI instead of HBS is motivated primarily by the expectation that Avery shareholders will pay less in taxes under a spin-off of PSI than would have been the case with a spin-off of HBS. Accordingly, the annual report as of December 31, 1999 and the quarterly report as of March 31, 2000 reflect HBS as discontinued operations.


         In March 1999, Avery entered into a merger agreement with PSI and certain shareholders of PSI. Pursuant to this agreement, PSI was purchased effective as of the close of business on September 30, 1999. PSI is a software development company that designs, develops and supports an integrated suite of client/server and browser-based software solutions focusing on customer acquisition and retention in the communications industry, primarily utilizing decision support software and Internet technologies. As part of this merger, Avery also acquired Wireless Billing Solutions, PSI's subsidiary, which sells and supports convergent billing, customer care and mediation system software products. The transaction was accounted for using the purchase method of accounting with revenues and expenses of PSI being included in Avery's operations from the acquisition date.


         Under the terms of the spin-off agreement with PSI, each common shareholder of Avery on the payment date of the spin-off will receive one share of PSI common stock for each share of the Avery's common stock held on that date. In addition, owners of shares of Avery's series A, B, C, D or E convertible preferred stock will receive PSI common stock, in the amount of the preferred stock's common stock equivalent for each share of Avery preferred stock held on the payment date of the spin-off. The spin-off will be recorded at book value for accounting purposes since PSI is an ongoing business.


         The Board of Directors approved the spin-off primarily due to the fact that it appears that investors will be better able to understand and value the PSI and HBS businesses in separate entities rather than being combined into one entity. The exercise and conversion price of outstanding stock warrants, options and convertible securities will be adjusted to reflect the spin-off. The valuation of the PSI stock to be distributed will be determined through an appraisal of the PSI business. The spin-off will be a taxable transaction for federal income tax purposes. As part of the transaction, the original PSI owners have agreed to receive 15% and 32% of Avery and PSI, respectively, on fully diluted basis. In addition, the former PSI shareholders have agreed to waive their right for Avery to repurchase 1.55 million of their Avery shares and Avery has agreed to provide $4.0 million in working capital to PSI.


         The financial information contained in this document presents PSI as a discontinued operation due to the spin-off. Accordingly, the amounts in the statements of operations through the provision for income taxes are HBS's plus expenses of Avery.

                   AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         At September 30, 2000 and December 31, 1999, the net current assets (liabilities) and net long-term assets of PSI were as follows:

                                                                                  September 30,      December 31,
                                                                                      2000               1999
                                                                               --------------------------------------
 CURRENT ASSETS                                                                    (unaudited)
 Cash                                                                                 $ 1,311,690        $ 1,710,996
 Trade accounts receivable                                                              1,248,296            993,406
 Other current assets                                                                     779,130            366,088
                                                                               --------------------------------------
 Total current assets                                                                   3,339,116          3,070,490
                                                                               --------------------------------------
 CURRENT LIABILITIES
 Current portion of capital lease obligations                                             138,946             89,577
 Current portion of notes payable                                                         202,142            473,252
 Trade accounts payable                                                                   215,708            346,932
 Accrued liabilities                                                                      950,852            852,095
 Deferred revenue                                                                       1,966,505          1,023,605
                                                                               --------------------------------------
 Total current liabilities                                                              3,474,153          2,785,461
                                                                               --------------------------------------
 Net current assets (liabilities) of discontinued operations                           $ (135,037)         $ 285,029
                                                                               ======================================

 PROPERTY AND EQUIPMENT
 Computer equipment and software                                                      $ 2,256,098        $ 1,524,626
 Furniture and fixtures                                                                   110,814            107,650
 Accumulated depreciation and amortization                                               (351,955)           (23,431)
                                                                               --------------------------------------
 Total property and equipment                                                           2,014,957          1,608,845
                                                                               --------------------------------------
 OTHER ASSETS AND LONG-TERM LIABILITIES
 Goodwill, net                                                                          7,533,208          4,563,584
 Capital lease obligations                                                               (241,284)           (62,046)
 Notes payable                                                                         (1,673,543)        (1,728,108)
 Other                                                                                     61,287             61,552
                                                                               --------------------------------------
 Total other assets                                                                     5,679,668          2,834,982
                                                                               --------------------------------------
 Net long-term assets of discontinued operations                                      $ 7,694,625        $ 4,443,827
                                                                               ======================================

                   AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         The operating results of PSI for the three months ended December 31, 1999 and nine-months ended September 30, 2000, are as follows:

                                                                                Nine-months ended  Three-months ended
                                                                               September 30, 2000   December 31, 1999
                                                                               --------------------------------------
 Operating revenues                                                                $  6,254,158        $  4,547,703
 Cost of revenues                                                                    (3,223,552)         (1,069,108)
                                                                               --------------------------------------
    Gross profit                                                                      3,030,606          3,478,595
 Selling, general and administrative expenses                                        (6,869,201)        (1,787,241)
                                                                               --------------------------------------
    Income (loss) from operations                                                    (3,838,595)         1,691,354
 Other expense                                                                         (130,137)           (64,786)
                                                                               --------------------------------------
    Income (loss) before income tax provision                                        (3,968,732)         1,626,568
    Income tax benefit (expense)                                                      1,314,025           (667,809)
                                                                               --------------------------------------
    Net income (loss)                                                              $ (2,654,707)       $   958,759
                                                                               ======================================


         NOTE 5. NOTES AND OTHER RECEIVABLES

         In August 2000, the Company advanced certain former PSI stockholders $1,564,000 pursuant to the Preliminary PSI Distribution Agreement. The notes are non-recourse, bear interest at 6.6% per annum and are due in August 2002. The loans are secured by the Company's series g preferred stock owned by the former PSI stockholders. In addition, the Company advanced $750,000 to a company which is related to its Chairman. The advance was made on terms identical to those of other advances to the company by other non-related professional investors. The related note bears interest at 10% per annum and will be converted into securities of the related company prior to December 31, 2000.



         NOTE 6. PREFERRED STOCK


         In accordance with the terms of the Preliminary PSI Distribution Agreement, in August 2000, an additional 3,236,531 shares of Avery's series f preferred stock were issued to the former PSI stockholders. (See Note 7.)


         Immediately subsequent to the issuance of the 3,236,521 shares discussed above the Company exchanged all of the outstanding shares (7,126,894) of the Company's series f preferred stock for 7,126,894 shares of the Company's series g preferred stock, pursuant to the Preliminary PSI Distribution Agreement. The series g preferred stock is identical to the series f preferred stock except that (i) it will have one vote for each share of the Company's common stock into which it is convertible as a single class, (ii) is not entitled to participate in the distribution rights by the Company of the shares of the PSI common stock to the Company's security holders and (iii) is not convertible into the Company's common stock until the earlier of the date of the distribution or the termination of the Preliminary PSI Distribution Agreement.


         NOTE 7.  PSI PRELIMINARY DISTRIBUTION AGREEMENT


         On August 1, 2000, certain contingencies relating to the original purchase of PSI by the Company were resolved and resulted in the issuance of an additional 3,236,531 shares of series f preferred stock and the recording of additional goodwill of $3,575,000 related to the purchase of PSI. The issuance of preferred stock and resulting additional goodwill relates to the attainment by PSI of certain revenue and net loss targets and from the satisfaction of the conditions relating to the repurchase right of 1,550,000 Avery common shares from former PSI shareholders.

         The Board of Directors of the Company approved the spin-off of PSI as a separate public company in August 2000. In connection with the distribution, certain agreements with the Company and the former PSI shareholders were agreed to as follows: The Company agreed to provide $4,000,000 of cash to PSI. The former PSI shareholders waived the repurchase right discussed above and the additional 3,236,531 shares of Avery series f preferred stock discussed above was issued to those shareholders. The former chief executive officer of the Company agreed to cancel options to purchase 925,000 shares of the Company's common stock in return for the issuance of 250,000 shares of PSI's common stock post distribution.

         NOTE 8.  OPTIONS AND WARRANTS

         On August 1, 2000 the Board of Directors of the Company approved a temporary reduction in the exercise price of most of the 4,495,000 outstanding options and warrants to $0.50 per share. This reduction in exercise price was only applicable if the warrant/option holder exercised the underlying option by October 20, 2000. During the fourth quarter 2,155,000 options and warrants were exercised. The Company will record a charge to earnings in the fourth quarter in connection with the reductions in exercise prices.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS


ITEM 2.


          This Quarterly Report on Form 10-QSB contains certain "forward-looking" statements as is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar intent, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the Company with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.




GENERAL


         The following is a discussion of the consolidated financial condition and results of operations of the Company for the three and nine months ended September 30, 2000 and 1999, respectively. It should be read in conjunction with the Consolidated Financial Statements of the Company, the notes thereto and other financial information included elsewhere in this report, and the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. For purposes of the following discussion, references to year periods refer to the Company's fiscal year ended December 31 and references to quarterly periods refer to the Company's fiscal three and nine month periods ended September 30, 2000 and 1999.

         The results on the "Discontinued operations" lines represent the results of operations for the respective periods for PSI, a wholly-owned subsidiary that is being spun-off. The annual report as of December 31, 1999 and the quarterly report as of March 31, 2000 reflect HBS as discontinued operations. See Note 4 to Consolidated Financial Statements for further explanation. All discussions relating to revenue, cost of revenues, operating expenses, etc. pertain only to continuing operations, which consist of Avery and HBS.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS


         RESULTS OF OPERATIONS


         The following table presents certain items in the Company's Condensed Consolidated Statements of Operations:

                                                                        Three Months Ended                   Nine Months Ending
                                                                            September 30,                       September 30,
                                                              ------------------------------------ --------------------------------
                                                                      2000               1999             2000              1999
                                                              ------------------  ---------------- --------------------------------
                                                                             (In Thousands)                       (In Thousands)
Revenues                                                     $           9,666   $         6,608  $       27,443   $         16,336
Cost of revenues                                                        (6,911)           (5,045)        (19,763)           (12,158)
                                                              ----------------    --------------    ------------     --------------
             Gross profit                                               2,755             1,563           7,680              4,178
Operating expenses, excluding DD&A                                     (1,390)           (1,157)         (4,040)            (3,581)
Advance funding program income                                             37               151             227                452
Advance funding program costs                                             (36)              (48)           (130)              (193)
Depreciation and amortization                                            (140)             (136)           (416)              (379)
                                                              ----------------    --------------    ------------     --------------
        Total                                                          (1,529)           (1,190)         (4,359)            (3,701)
                                                              ----------------    --------------    ------------     --------------
             Operating income from continuing operations                1,226               373           3,321                477
Other income (expense)                                                    112               (39)            248               (475)
Discontinued operations loss                                             (856)                -          (2,655)                 -
Income taxes                                                             (333)                -          (1,095)                 -
                                                              ----------------    --------------    ------------     --------------
             Net income (loss)                              $             149   $           334  $         (181)  $              2
                                                              ================    ==============    ============     ==============


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


         Total revenues for the quarter ended September 30, 2000 were $9.7 million, an increase of 46.3% from the comparable prior year quarter. During the first nine months of 2000, total revenues increased 68.0% to $27.4 million from $16.3 million during the comparable period of 1999. Billing service revenues increased 47.3% to $9.4 million in the third quarter of 2000, from $6.4 million in the third quarter of 1999. For the first nine months of 2000, billing service revenues increased 71.3% to $26.7 million, from $15.6 million in the first nine months of 1999. The remaining revenue in each period is primarily related to customer service operations. The billing service revenue

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS


increase is primarily attributable to an increase in the number of telephone call records processed and billed on behalf of direct dial long distance customers. Revenues derived from year-to-date enhanced billing services customers decreased from the comparable prior year period due to the Company canceling enhanced billing contracts with most of its enhanced services customers effective the end of February, 1999. Enhanced billing services revenues were up slightly for the quarter ending September 30, 2000 over the same period for the prior year due to increased volumes at the one relatively large remaining enhanced services customer. Telephone call record volumes were as follows:


                                                     Three-Months Ended                  Nine-Months Ended
                                                       September 30,                      September 30,
                                               --------------------------------  ----------------------------------
                                                    2000             1999             2000              1999
                                               ---------------  ---------------  ---------------   ----------------
                                                           (In Thousands)                    (In Thousands)
Direct dial long distance                              87,155           66,154          265,079            155,619
Enhanced billing                                          193              173              530                586



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


         The gross profit margin increased from 23.6% to 28.5% from the prior year quarter ended September 30, 1999 to the current year quarter, respectively. The gross profit margin also increased from 25.5% to 28.0% from the prior year to date period to the current period ended September 30, 2000. The increase in gross profit is primarily due to lower LEC billing costs as a percent of sales and higher margins in the customer service department.


Operating Expense, Excluding DD&A

         Operating expenses are comprised of all selling, marketing and administrative costs incurred in direct support of the business operations of the Company. Operating expenses for the second quarter of 2000 and 1999 were $1.4 million and $1.2 million, representing 14.4% and 17.5% of revenues, respectively. Operating expenses for the first nine months of 2000 increased to $4.0 million, or 14.7% of revenues, from $3.6 million, or 21.9% of revenues, in the comparable period of 1999. The higher operating expenses were primarily due to professional, and insurance costs somewhat offset by reduced personnel costs which resulted from lower levels of employment.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS



Advance Funding Program Income and Costs


         Management has made significant policy changes in regards to the advance funding program. In an effort to reduce the inherent risk involved in advancing customer receivables, HBS encouraged and participated in placing current customers with significant financing needs with third party financing companies. HBS plans to assist future customers in a similar manner. Although internal advance funding is still available, its scope has been reduced to mainly start up companies and those requiring reduced funding as a percent of gross billable revenue with the LEC. As a result, advance funding program income decreased 75.5% to $37,000 for the third quarter of 2000 from $151,000 for the third quarter of 1999. Advance funding program income for the first nine months of 2000 decreased 49.8% to $227,000 from $452,000 in the first nine months of 1999.


         Advance funding program costs decreased 22.9% to $36,000 for the third quarter of 2000 from $48,000 for the third quarter of 1999. Advance funding program costs for the first nine months of 2000 decreased 32.6% to $130,000 from $193,000 in the comparable period of 1999. The decreases result from the Company's policy decision discussed above.


Depreciation and Amortization


         Depreciation and amortization expense for the third quarter was $140,000 in 2000, and $136,000 in 1999. Depreciation and amortization expense for the nine months ended September, was $416,000 in 2000, and $379,000 in 1999. Both increases were due to the addition of equipment at HBS.


Operating Income from Continuing Operations


         Operating income from continuing operations in the third quarter of 2000 was $1,226,000, or 12.7% of revenues, compared to $373,000 or 5.6% of revenues, in the third quarter of 1999. Operating income from continuing operations in the first nine months of 2000 increased to $3,321,000, or 12.1% of revenues, from $477,000, or 2.9% of revenues, in the first nine months of 1999. The increases in operating income from continuing operations are directly attributable to the significant increases in the volume of call records processed for the respective periods.


Other Income (Expense), Net


         Other income (expense) net in the third quarter increased to $112,000 of net income in 2000 from $39,000 of net expense in 1999. The increase is primarily attributable to lower interest associated with reduced levels of debt and higher interest income associated with higher cash balances. Other income (expense) net for the nine-month period ending 2000 increased to $248,000 of net income from $475,000 of net expense in 1999. The increase was due to the reduction of interest expense due to lower levels of debt, warrant buy back cost occurring in 1999 but not in 2000 and higher interest income associated with higher cash balances.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS


Loss from Discontinued Operations


         Loss from discontinued operations was $856,000 for the quarter ending 2000 and $2,655,000 for the nine months ending 2000 net of tax benefit of $564,000 and $1,314,000 for the three and nine-months ended September 30, 2000, respectively. Revenues from discontinued operations were $2,186,000 for the quarter ending 2000 and $6,254,000 for the nine months ending 2000. There were no discontinued operations for 1999 as PSI was not acquired until after the close of business on September 30, 1999.


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


Income Taxes


         An income tax provision of $333,000 was recorded for the quarter ending September 30, 2000. None was recorded in 1999. An income tax provision of $1,095,000 was recorded for the nine month period ending September 30, 2000. None was recorded in 1999. Income tax expense was recorded for continuing operations but is effectively offset on a consolidated basis by income tax benefit recorded for discontinued operations.


LIQUIDITY AND CAPITAL RESOURCES


         Avery's cash balance increased to $12,762,000 at September 30, 2000, from $5,744,000 at December 31, 1999, primarily due to timing of cash receipts for LECs and increased processing volume at HBS. Avery's working capital position at September 30, 2000 was a negative $7.7 million, compared to a negative $3.4 million as of December 31, 1999. The $4.3 million decrease in working capital is due to a $6,243,000 increase in current liabilities, offset by a $1,896,000 increase in current assets. The $6,243,000 increase in current liabilities is primarily attributable to a $6,419,000 increase in deposits and other payables associated with increased volume, a $1,150,000 increase in accrued liabilities and income taxes offset by a $1,462,000 decline in accounts payable. The $1,896,000 increase in current assets is primarily attributable to a $7,018,000 increase in cash offset by a $4,844,000 decrease in advanced payment receivables due to the company's change in direction for financing receivables.


         Net cash provided by operating activities, excluding discontinued operations, was $11,434,000 and $7,484,000 for the nine months ending September 30, 2000 and 1999, respectively. The $11,434,000 of cash flows, provided by operations for 2000 results primarily from a $2,915,000 net income and non-cash items from continuing operations, $6,418,000 increase in deposits and other payables related to customers, a $4,844,000 decrease in advance payment receivables offset by a $2,389,000 increase in customer deposits. The $7,484,000 cash flows provided by operations for

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

         1999 results primarily from a $5,512,000 decrease in advance payment receivables, a $1,519,000 increase in accounts payable and accrued liabilities, a $1,038,000 increase in customer deposits, and $595,000 of net income and non-cash items from continuing operations, offset by a $1,618,000 decrease in deposits and other payables to customers.


         During the period ending September 30, 2000, the Company issued $2,314,000 of notes receivable to former PSI shareholders and a related company, purchased $71,000 of property and equipment and paid preferred dividends of $247,000, offset by proceeds generated from the sale of preferred and common stock of $134,000. During the comparable period in 1999, the Company spent $168,000 on capital expenditures, $267,000 of costs associated with the PSI acquisition, $253,000 in preferred dividends, $116,000 purchase of treasury stock, and $5,668,000 to pay off its line of credit with a financial institution.


         The Company's operating cash requirements consist principally of working capital requirements, requirements under its advance-funding program, scheduled payments of preferred dividends and capital expenditures. In accordance with the Preliminary PSI Distribution Agreement, the Company has advanced an additional $2,000,000 of cash to PSI during the quarter ending December 31, 2000. The Company believes cash flows generated from operations, the exercise of warrants and options and future borrowings, if required, will be sufficient to fund capital expenditures, advance funding requirements, working capital needs and funding requirements in the foreseeable future.


YEAR 2000 UPDATE


         During 1999 we undertook initiatives to ensure that our systems were Year 2000 compliant. As of the date of this filing, we have not experienced any disruption of our operations due to Year 2000 issues. The cost of Year 2000 modifications have not been significant and no additional Year 2000 costs are anticipated.

                          PART II - OTHER INFORMATION

Item 4. Submission of Matters to a vote of Security Holders


         Avery held its annual meeting on September 13, 2000. At the meeting, the shareholders elected five directors, approved Avery's 1999 flexible incentive plan and ratified the appointment of Avery's auditors, King Griffin & Adamson PC. The voting results were as follows:



     DIRECTORS                  FOR             AGAINST       ABSTAIN/WITHHELD
---------------------      -------------    --------------  -------------------
Patrick J. Haynes, III       14,580,728           ----             89,545

Scot M. McCormick            14,580,728           ----             89,545

Norman M. Phipps             14,580,728           ----             89,545

J. Alan Lindauer             14,580,728           ----             89,545

Robert T. Isham, Jr.         14,580,728           ----             89,545

      PLAN                   10,760,479          731,709            8,953

    AUDITORS                 14,605,003           64,020            1,250




ITEM 5. Other Information


         On August 1, 2000, the Board of Directors of Avery approved the spin-off of Primal Solutions, Inc. ("PSI"). The decision revised its plan announced February 29, 2000 to spin-off Hold Billing Services Company ("HBS") its local exchange carrier billing clearinghouse business. The decision to spin-off PSI instead of HBS is motivated primarily by the expectation that Avery shareholders will pay less in taxes under a spin-off of PSI than would have been the case with a spin-off of HBS. Accordingly, the financial information contained in this document presents PSI as a discontinued operation due to the spin-off and the amounts in the statements of operations through the provision for income taxes are HBS's plus expenses of Avery. The annual report as of December 31, 1999 and the quarterly report as of March 31, 2000 have reflected HBS as discontinued operations.

                          PART II - OTHER INFORMATION



                                          SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf, thereunto duly authorized.


                                              Avery Communication, Inc.

                                                   (Registrant)

Date____________________                      /s/Patrick J. Haynes III
                                       -----------------------------------------
                                              Patrick J. Haynes III

                                              Chairman of the Board

Date_____________________                     /s/ Scot McCormick
                                       -----------------------------------------
                                          /s/ Scot McCormick, Secretary