Form 10KSB40/A
period 2000-12-31
AVERY COMMUNICATIONS INC
filed 2001-04-04
CIK 946855

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

For the fiscal year ended December 31, 2000

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

   Issuers revenues for the most recent fiscal year...............  $36,475,177
   Aggregate market value of the 8,191,305 shares of Common Stock held
   by non-affiliates of the registrant at the average bid and asked price on
   March 29, 2001.................................................  $ 6,389,218
   Number of shares of Common Stock outstanding as of the close of
   business on March 29, 2001.....................................   10,062,076

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

  Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                  PART I

Item 1.   Description of Business.........................................    1
Item 2.   Description of Properties.......................................    8
Item 3.   Legal Proceedings...............................................    8
Item 4.   Submission of Matters to a Vote of Security Holders.............    8

                                 PART II

Item 5.   Market for Common Equity and Related Stockholder Matters........    9
Item 6.   Management's Discussion and Analysis or Plan of Operation.......   10
Item 7.   Financial Statements............................................   15
Item 8.   Changes In and Disagreements With Accountants on Accounting and
            Financial Disclosure..........................................   15

                                 PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act.............   16
Item 10.  Executive Compensation..........................................   17
Item 11.  Security Ownership of Certain Beneficial Owners and Management..   20
Item 12.  Certain Relationships and Related Transactions..................   22
Item 13.  Exhibits and Reports on Form 8-K................................   23
Index to Financial Statements.............................................   25

                                    PART I

Item 1. Description of Business

General

  Avery is a telecommunications service company which, through its operating subsidiary, HBS Billing Services Company, is engaged in providing billing and collection services for inter-exchange carriers and long-distance resellers.

HBS Billing Services Company

 General

  HBS Billing Services Company is a third-party billing clearinghouse for the telecommunications industry. HBS Billing Services' customers consist primarily of direct dial long distance telephone companies. HBS Billing Services maintains billing arrangements with approximately 1,300 telephone companies that provide access lines to, and collect for services from, end-users of telecommunication services. HBS Billing Services processes transaction records and collects the related end-user charges from these telephone companies for its customers.

  HBS Billing Services' customers use HBS Billing Services as a billing clearinghouse for processing records generated by their end-users. Although such carriers can bill end-users directly, HBS Billing Services provides these carriers with a cost-effective means of billing and collecting residential and small commercial accounts.

  HBS Billing Services acts as an aggregator of telephone call records and other transactions from various sources, and, due to its large volume, receives discounted billing costs from the telephone companies and can pass on these discounts to its customers. Additionally, HBS Billing Services can provide its services to those long distance resellers that would otherwise not be able to make the investments necessary to meet the minimum fees, systems, infrastructure and volume commitments required to establish and maintain relationships with the telephone companies.

  HBS Billing Services is obligated to pay minimum usage charges over the lifetime of most local exchange carrier billing contracts. Each contract has a minimum usage amount which relates to HBS Billing Services' customers' sales volume to be processed through the local exchange carrier. The remaining minimum usage for significant contracts at December 31, 2000, totaled $4.0 million through 2003. As a frame of reference, customers' sales processed by HBS Billing Services relating to all contracts in January, 2001 were approximately $33.5 million. A portion of this amount applies to the minimum usage requirements. The billing and collection agreements do not provide for any penalties other than payment of the obligation should the usage levels not be met. HBS Billing Services has met all such volume commitments in the past and anticipates exceeding the minimum usage volumes with all of these vendors.

  HBS Billing Services also provides enhanced billing services for transactions related to providers of premium services or products that can be billed through the local telephone companies, such as Internet access, voice mail services, and other telecommunications charges, although this business was significantly reduced in 1999.

 Industry Background

  Billing clearinghouses in the telecommunications industry developed out of the 1984 breakup of AT&T and the Bell System. In connection with the breakup, the local telephone companies that make up the regional Bell operating companies, Southern New England Telephone, Cincinnati Bell and GTE, were required to provide billing and collection services on a nondiscriminatory basis to all carriers that provided telecommunication services to their end-user customers. Due to both the cost of acquiring and the minimum charges associated with many of the local telephone company billing and collection agreements, only the largest long distance carriers, including AT&T, MCI and Sprint, could afford the option of billing directly through the local telephone companies. Several companies, including HBS Billing Services, entered into these billing and collection agreements and became aggregators of telephone call records of third-tier long distance companies, thereby becoming "third-party clearinghouses." Today, HBS Billing Services provides billing clearinghouse services to approximately 29 customers in the telecommunications industry.

  Third-party clearinghouses such as HBS Billing Services process these telephone call records and other transactions and submit them to the local telephone companies for inclusion in their monthly bills to end-users. Generally, as the local telephone companies collect payments from end-users, they remit them to the third-party clearinghouses who, in turn, remit payments to their customers.

 Billing Clearinghouse Services

  In general, HBS Billing Services performs billing clearinghouse services under billing and collection agreements with local telephone companies. HBS Billing Services performs direct dial long distance billing, which is the billing of "1+" long distance telephone calls to individual residential customers and small commercial accounts. In addition, HBS Billing Services performs enhanced billing clearinghouse services for other telecommunication services, such as Internet access, paging services, and voice mail services.

 Billing Process

  Local telephone company billing relates to billing for transactions that are included in the monthly local telephone bill of the end-user as opposed to a direct bill that the end-user would receive directly from the telecommunications or other services provider.

  HBS Billing Services' customers submit telephone call record data in batches on a daily to monthly basis, but typically in weekly intervals. The data is submitted electronically.

  HBS Billing Services, through its proprietary software, sets up an account receivable for each batch of call records that it processes and processes the record to determine its validity. HBS Billing Services then submits the relevant billable telephone call records and other transactions to the appropriate local telephone company for billing and collection. HBS Billing Services monitors and tracks each account receivable by customer and by batch throughout the billing and collection process.

  The local telephone companies then include the charges for these telephone call records and other transactions in their monthly local telephone bills, collect the payments and remit the collected funds to HBS Billing Services for payment to its customers.

  The complete cycle can take up to 18 months from the time the records are submitted for billing until all bad debt reserves are "trued up" with actual bad debt experience. However, the billing and collection agreements provide for the local telephone companies to purchase the accounts receivable, with recourse, within a 42- to 90-day period. The payment cycle from the time call records are transmitted to the local telephone companies to the initial receipt of funds by HBS Billing Services is, on average, approximately 50 days.

  HBS Billing Services accrues for end-user customer service refunds, holdback reserves and certain adjustments charged to HBS Billing Services by the local telephone companies. HBS Billing Services reviews the activity of its customer base to detect potential losses. If there is uncertainty with respect to an account in an amount which exceeds its holdback reserve, HBS Billing Services can discontinue paying the customer in order to hold funds to cover future end-user customer service refunds, bad debt and unbillable adjustments. If a customer discontinues doing business with HBS Billing Services and there are insufficient funds being held to cover future refunds and adjustments, HBS Billing Services' only recourse is through legal action.

  HBS Billing Services processes the tax records associated with each customer's submitted telephone call records and other transactions and files certain federal excise and state and local telecommunications-related tax returns covering such records and transactions for its customers. HBS Billing Services currently submits state and local tax returns for its customers in over 500 taxing jurisdictions.

  HBS Billing Services provides end-user customer service for billed telephone records. This service allows end-users to make inquiries regarding transactions for which they were billed directly to HBS Billing Services' customer service call center. HBS Billing Services' customer service telephone number is included in the local telephone company bill to the end-user, and HBS Billing Services' customer service representatives are authorized to resolve end-user disputes regarding such transactions.

  HBS Billing Services' operating revenues consist of a processing fee that is assessed to customers either as a fee charged for each telephone call record or other transaction processed, and a customer service inquiry fee that is assessed to customers as a fee charged for each billing inquiry made by end-users. Any fees charged to HBS Billing Services by local telephone companies for billing and collection services are also included in revenues and are passed through to the customer.

 Operations

  HBS Billing Services' billing clearinghouse services are highly automated through HBS Billing Services' proprietary computer software. The staff required to provide HBS Billing Services' billing clearinghouse and information management services is largely administrative and the number of employees is not directly volume sensitive. All of HBS Billing Services' customers submit their records to HBS Billing Services using electronic transmission protocols directly into HBS Billing Services' electronic bulletin board or over the Internet. These records are automatically accessed by HBS Billing Services' proprietary software, processed, and submitted to the local telephone companies. Upon completion of the billing process, HBS Billing Services provides reports relating to billable records and returns any unbillable records to its customers electronically through the bulletin board or through the Internet.

  HBS Billing Services has made a significant investment in computer systems so that its customers' call records are processed and ready to be submitted to the local telephone companies in a timely manner, generally within 24 hours of receipt by HBS Billing Services.

  HBS Billing Services' contracts with its customers provide for the billing services required by the customer, specifying, among other things, the services to be provided and the cost and term of the services. Once the customer executes an agreement, HBS Billing Services updates tables within each of the local telephone companies' billing systems to control the type of records processed, the products or services allowed by the local telephone companies, and the printing of the customer's name on the end-user's monthly bill. While these local telephone company tables are being updated, HBS Billing Services' technical support staff tests the customer's records through its proprietary software to ensure that the records can be transmitted to the local telephone companies.

  HBS Billing Services maintains a relatively small direct sales force and accomplishes most of its marketing efforts through active participation in telecommunications industry trade shows and advertising in trade journals and other industry publications.

 Customers

  HBS Billing Services provides billing and information management services to the following categories of telecommunications services providers:

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

  HBS Billing Services has two material customers which represented 57% and 22%, respectively, of total call records processed in calendar 2000.

 Competition

  HBS Billing Services operates in a highly competitive segment of the telecommunications industry. Competition among the clearinghouses is based on the quality of information reporting, program flexibility, collection history, the speed of collections, the price of services and availability of an advanced funding program. All other third-party clearinghouses are either privately held or are part of a larger parent company. Management believes, based on publicly available independent industry research reports, that Billing Concepts Corp. is presently the largest participant in the third-party clearinghouse industry in the United States, followed by OAN Services, Inc. These competitors and other third-party clearinghouses have greater name recognition than HBS Billing Services, and have, or have access to, substantially greater financial and personnel resources than those available to HBS Billing Services.

  As a large user of local exchange carrier billing services, HBS Billing Services enjoys favorable rates and passes the benefits of its buying power on to its customers. We believe that HBS Billing Services enjoys a good reputation within the industry for the timeliness and accuracy of its collections and disbursements to customers.

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

 Insurance

  Avery does not maintain errors and omissions insurance for the business conducted by HBS Billing Services.

 Employees

  At December 31, 2000, HBS Billing Services had 32 full-time employees, including two executive officers, two sales and marketing personnel, six technical and operations personnel, six accounting, administrative and support personnel, and 16 customer service representatives and related support personnel. HBS Billing Services' employees are not represented by a union. HBS Billing Services believes that its employee relations are good.

Primal Distribution

  In August 2000, the Board of Directors of Avery approved the distribution of all of the shares of our subsidiary, Primal Solutions, Inc., to our securityholders. We completed the distribution of Primal to our stockholders on February 12, 2001.

  Of the capital stock distributed, 32% was distributed to the seven original stockholders of Primal at the time of Primal's acquisition by Avery in redemption of 4,976,401 shares of our series g voting preferred stock issued to these persons in connection with our acquisition of Primal. The shares of our series g voting preferred stock are now held of record as follows: John Faltys -- 655,604 shares; Joseph R. Simrell and David Haynes-- 464,505 shares each; Mark J. Nielsen -- 354,763 shares; and Arun Anand, Murani Cholappadi and Sanjay Gupta-- 70,372 shares each. On the date of the distribution, the aggregate 2,150,493 shares of series g voting preferred stock outstanding were convertible into 2,150,493 shares of Avery's common stock, or 15% of the total 14,336,618 shares of Avery's common stock outstanding on such date and reserved for issuance upon the exercise of options and the conversion of convertible securities outstanding on such date. As part of the distribution, the exercise prices of Avery's outstanding options and the conversion prices of Avery's convertible securities were adjusted to reflect the distribution. As a result of such adjustments, on February 12, 2001, Avery had a total of 16,002,540 shares of common stock outstanding and reserved for issuance upon the exercise of options and the conversion of convertible securities. Accordingly, the conversion price of the series g preferred stock was decreased from $1.00 to $0.895896, and the 2,150,493 shares of the series g voting preferred stock held by the original Primal stockholders became convertible into an aggregate 2,400,381 shares of Avery's common stock, or 15% of the total 16,002,540 shares of Avery's common stock outstanding and reserved for issuance upon the exercise of options outstanding and the conversion of convertible securities outstanding on such date.

  Readers should read the information under the caption "Change in Control of Avery," below, for more detailed information regarding the distribution of Primal and related transactions.

Change in Control of Avery

  On August 1, 2000, as part of a distribution agreement providing for us to distribute all the shares of our subsidiary, Primal Solutions, Inc., to our securityholders, Thurston Group, Inc. acquired a proxy to vote 7,126,894 shares of our series g voting preferred stock.

  Thurston Group is controlled by Patrick J. Haynes, III, the Chairman of
Avery.

  After being granted the proxy to vote the 7,126,894 shares of our series g voting preferred stock, Mr. Haynes had the right to vote or to direct the voting of an aggregate of 10,360,485 shares, or approximately 50.5%, of our 20,524,158 then outstanding voting securities.

  The 7,126,894 shares of our series g voting preferred stock were issued to the original seven stockholders of Primal, John Faltys, Joseph R. Simrell, David Haynes, Mark J. Nielsen, Arun Anand, Murari Cholappadi, and Sanjay Gupta, in exchange for an aggregate of 7,126,894 shares of our series f non-voting preferred stock as part of a series of transactions in contemplation of our distribution of all the issued and outstanding shares of Primal to our securityholders.

  As described above under the caption "Primal Distribution," we completed the distribution of Primal to our stockholders on February 12, 2001. In connection with the distribution, Avery redeemed 4,976,401 shares of the series g preferred stock from the original seven stockholders of Primal in exchange for shares of Primal common stock representing 32% of Primal's outstanding common stock. As a result of these and other transactions since August 1, 2000, Mr. Haynes presently beneficially owns 26.7% of our outstanding voting securities. Excluding shares of common stock that Mr. Haynes and others could acquire within 60 days upon the exercise of options and the conversion of shares of preferred stock, Mr. Haynes presently beneficially owns 34.4% of our outstanding voting securities.

  Patrick J. Haynes, III and David Haynes are not related.

                                 RISK FACTORS

  Prospective purchasers of our common stock should consider carefully the factors set forth below, as well as other information contained in this prospectus, before making a decision to invest in our common stock.

Our ability to acquire other telecommunications services providers faces substantial obstacles. Our failure to overcome any of these obstacles may materially and adversely affect our planned growth.

  A key element of our business strategy is to acquire other telecommunications services providers. The success of our acquisition program will depend on our ability to overcome substantial obstacles, such as the availability of acquisition candidates, our ability to compete successfully with other potential acquirors seeking similar acquisition candidates, the availability of funds to finance acquisitions and the availability of management resources to oversee the operation of acquired businesses. We have limited resources and we can offer no assurance that we will succeed in consummating any additional acquisitions or that we will be able to integrate and manage any acquisitions successfully.

  We have no present commitments, understandings or plans to acquire other telecommunications service providers.

We will need substantial additional financing to fund future acquisitions.

  We will need substantial additional financing to fund our planned acquisition program and to market our new products and services aggressively. If we are not able to obtain financing, or obtain financing on terms that we consider acceptable, our acquisition program would be materially adversely affected.

Our business at HBS Billing Services is largely dependent on two customers that accounted for approximately 79% of our call records processed in 2000. The loss of any one of these customers would materially and adversely affect our results of operations.

  One of the HBS Billing Services customers accounted for 57% of our call records processed and the other accounted for 22% of our call records processed between January 1, and December 31, 2000. On March 9, 2001, HBS Billing Services' largest customer, which accounted for 57% of its call records processed in 2000, filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code in connection with the reorganization of its parent company. As of April 2, 2001, the filing has had no material adverse effect on HBS Billing Services' business relationship with this customer, and, based upon conversations between the managements of the two companies, we do not presently anticipate that this filing will materially adversely affect the relationship with this company in the immediate future.

We face substantial competition in the billing clearinghouse industry, and many of our competitors are larger and have more resources than we have. We may not be able to compete successfully with existing or future competitors.

  Our major competitors in the local exchange carrier billing clearinghouse industry are Billing Concepts Corp. and OAN Services, Inc., a wholly owned subsidiary of nTeleCom Holdings, Inc. Competition among the local exchange carrier billing clearinghouses is based on the quality of information reporting, collection history, the speed of collections, the ability to factor a long-distance reseller's accounts, and the price of services. Our competitors have greater name recognition and have, or have access to, substantially greater financial and personnel resources than those available to us.

HBS Billing Services is a billing clearinghouse. Therefore, its business is dependent both on the local exchange carriers' continuing to accept its call records, and continuing to do so on reasonable terms, and its customers' continuing to need its billing services.

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

If the local exchange carriers were to increase the costs payable by our customers for including our customers' charges on the local exchange carrier bills, it could make our customers' operations less profitable or not profitable. This could result in our customers seeking alternative billing arrangements. Our customers could enter into billing arrangements with companies, other than the local exchange carriers, that would bill their customers directly, or, in some instances, our customers could begin billing directly for their services without the use of any third party. It is also possible that some of our customers could determine that it would be financially beneficial to them to install a direct billing system.

Substantially all of our outstanding common stock is freely tradable and may be sold into the market at any time, and another approximately 7.5 million shares not yet issued will be freely tradable immediately upon issuance. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

The approximately 7.5 million shares that are not yet issued but which will be freely tradable immediately upon issuance represent an increase in our presently outstanding common stock of approximately 75%. The market price of our common stock could drop significantly if the holders all our freely tradable shares sell them or are perceived by the market as intending to sell them.

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

Holders of our preferred stock are entitled to preferential quarterly dividends before any common stock dividends are declared or paid. The amount of these dividends is presently approximately $433,000 annually. Upon our liquidation, dissolution or winding-up, holders of our preferred stock are each entitled to receive a liquidation distribution, plus any accumulated dividends to date before the holders of common stock receive any distributions.

Item 2. Description of Properties

  HBS Billing Services leases approximately 8,700 square feet of general and administrative office space in San Antonio, Texas. HBS Billing Services's monthly rent is approximately $9,000. HBS Billing Services' lease expires December 31, 2002.

Item 3. Legal Proceedings

  We are not party to any material litigation.

Item 4. Submission of Matters to a Vote of Security Holders

  None.

                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters

  The common stock is quoted and traded on a limited and sporadic basis on the OTC Bulletin Board operated by The NASDAQ Stock Market, Inc. under the trading symbol "ATEX." The limited and sporadic trading does not constitute, nor should it be considered, an established public trading market for the common stock. The following table sets forth the high and low closing bid and asked prices for our common stock for the periods indicated, as reported by Pink Sheets LLC. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

                                                   Closing Bid    Closing Asked
                                                  -------------- ---------------
                                                   High    Low    High     Low
                                                  ------ ------- ------- -------
Year Ended December 31, 1999
 First Quarter...................................      2  1.3125  2.1875    1.50
 Second Quarter..................................   1.75  1.4375       2 1.53125
 Third Quarter................................... 1.4375    0.25 1.53125  0.8125
 Fourth Quarter.................................. 1.9375    0.75       2  0.9375
Year Ended December 31, 2000
 First Quarter...................................  4.875    1.75       5   1.875
 Second Quarter..................................  3.125 1.34375    3.25   1.375
 Third Quarter................................... 1.9375 0.90625  2.0625 0.96875
 Fourth Quarter.................................. 1.6875  0.9375    1.75    1.00

  As of March 30, 2001, there were approximately 454 holders of record of our common stock.

Dividend Policy

  We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we expect to retain any earnings to finance the operation and expansion of our business. We also presently have outstanding preferred stock that requires us to accrue dividends in the amount of approximately $108,000 every quarter. The holders of our outstanding preferred stock are entitled to receive all accrued dividends before we can pay any dividends on our common stock. In addition to the terms of our outstanding preferred stock, it is anticipated that the terms of future debt and/or equity financings may restrict the payment of cash dividends. Therefore, the payment of any cash dividends on the common stock is unlikely.

Recent Sales of Unregistered Securities

  Since January 1, 1997, Avery issued an aggregate of 817,386 shares of common stock to approximately 18 persons upon exercise of outstanding warrants previously issued by Avery to such persons. Each of the purchasers of such shares upon exercise of such warrants was an accredited investor who acquired such shares for investment. Avery issued such shares upon exercise of such warrants in transactions not involving a public offering in reliance upon the exemption set forth in Section 4(2) of the Securities Act.

  On July 1, 1998, Avery granted to Patrick J. Haynes, III, its Chairman and then Chief Executive Officer, pursuant to his employment agreement, a ten-year warrant to purchase 420,000 shares of Avery's common stock at $3.00 per share. On December 1, 1998, Avery granted to Mark J. Nielsen, its new Chief Executive Officer, pursuant to his employment agreement, a ten-year option to purchase 425,000 shares of Avery's common stock at $2.00 per share. These securities were issued in reliance upon the exemption set forth in Rule 701 under the Securities Act.

  The shares of convertible preferred stock issued in the Primal merger were issued to seven individuals who were the stockholders of Primal. Each of these persons was either an accredited investor or a person who either alone or with his purchaser representative(s) had such knowledge and experience in financial and business matters that he was capable of evaluating the risks of the investment in Avery, or who Avery reasonably believed came within this description. Each of such persons confirmed that he was acquiring such shares for investment purposes and not with a view to the distribution thereof within the meaning of the Securities Act, and agreed not to sell such shares except pursuant to an effective registration statement under the Securities Act or pursuant to an exemption from such registration requirements. The certificate representing such shares contains a legend to such effect, and appropriate stop transfer orders were given to Avery's transfer agent. Such shares were issued in a transaction not involving a public offering in reliance upon the exemption set forth in Section 4(2) of the Securities Act and in reliance on the safe harbor provided by Rule 506 thereunder.

  The 7,126,894 shares of series g voting preferred stock were issued to the original seven stockholders of Primal, John Faltys, Joseph R. Simrell, David Haynes, Mark J. Nielsen, Arun Anand, Murari Cholappadi, and Sanjay Gupta, in exchange for an aggregate of 7,126,894 shares of series f non-voting preferred stock as part of a series of transactions in contemplation of the distribution of all of the issued and outstanding shares of Primal to our securityholders. Each of these persons was either an accredited investor or a person who either alone or with his purchaser representative(s) had such knowledge and experience in financial and business matters that he was capable of evaluating the risks of the investment in Avery, or who Avery reasonably believed came within this description. Each of such persons confirmed that he was acquiring such shares for investment purposes and not with a view to the distribution thereof within the meaning of the Securities Act, and agreed not to sell such shares except pursuant to an effective registration statement under the Securities Act or pursuant to an exemption from such registration requirements. The certificate representing such shares contains a legend to such effect, and appropriate stop transfer orders were given to Avery's transfer agent. Such shares were issued in a transaction not involving a public offering in reliance upon the exemption set forth in Section 4(2) of the Securities Act and in reliance on the safe harbor provided by Rule 506 thereunder.

  On October 19, 2000, Avery issued 50,000 shares of common stock to Investor Network Company, LLC in connection with a consulting agreement pertaining to financial public relations entered into by the parties on the same date. Investor Network Company was an accredited investor that acquired such shares for investment purposes. Avery issued such shares in a transaction not involving a public offering in reliance upon the exemption set forth in
Section 4(2) of the Securities Act.

  On February 21, 2001, Avery issued an aggregate of 1,600,000 shares of its series h convertible preferred stock to Waterside Capital Corporation and CapitalSouth Partners Fund I, L.P. for an aggregate consideration of $1,600,000. The shares of series h convertible preferred stock may be converted, at the option of the holder, into shares of common stock at a rate equal to one share of common stock per share. Each purchaser was an accredited investor that acquired such shares for investment purposes. Avery issued such shares in a transaction not involving a public offering in reliance upon the exemption set forth in Section 4(2) of the Securities Act and in reliance on the safe harbor provided by Rule 506 thereunder.

Item 6. Management's Discussion and Analysis or Plan of Operation

  The following discussion should be read in conjunction with the consolidated financial statements and related notes and the other financial information included elsewhere in this report.

A Note About Forward-Looking Statements

  The statements, other than statements of historical fact, included in this report are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "plan," "seek," or "believe." We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur. Our actual future performance could differ materially from such statements. Factors that could cause or contribute to such differences include, but are not limited to:

  . our ability to acquire additional complementary businesses on terms favorable to us;

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

Selected Financial Information Line Item Explanations

  The following is a discussion of our consolidated financial condition and audited results of operations for the fiscal years ended December 31, 2000 and 1999. It should be read in conjunction with our Consolidated Financial Statements, the notes thereto and other financial information included elsewhere in this report.

  The results on the "Discontinued operations" lines represent the results of operations for the respective periods for Primal. Prior filed annual financial statements reflect HBS Billing Services as discontinued operations. See Note 2 to Consolidated Financial Statements for further explanation. Revenue, cost of revenues, and operating expenses presented in the statements of operations pertain only to continuing operations, which consist of Avery and HBS Billing Services.

  Our revenues are derived primarily from the provision of billing clearinghouse and information management services to direct dial long distance resellers and operator services providers, commonly referred to as "local exchange carrier billing" or "LEC billing." Revenues are also derived from enhanced billing services provided to companies that offer voice mail, paging and Internet services or other non-regulated telecommunications equipment and services. LEC billing fees charged by us include processing and customer service inquiry fees. Processing fees are assessed to customers either as a fee charged for each telephone call record or other transaction processed or as a percentage of the customer's revenue that is submitted by us to local telephone companies for billing and collection. Processing fees also include any charges assessed to us by local telephone companies for billing and collection services that are passed through to the customer. Customer service inquiry fees are assessed to customers either as a fee charged for each record processed by us or as a fee charged for each billing inquiry made by end users.

  Cost of revenues includes billing and collection fees charged to us by local telephone companies and related transmission costs, as well as all costs associated with the customer service organization, including staffing expenses and costs associated with telecommunications services. Billing and collection fees charged by the local telephone companies include fees that are assessed for each record submitted and for each bill rendered to its end-user customers. We achieve discounted billing costs due to our aggregated volumes and can pass these discounts on to our customers.

  Operating expenses are comprised of sales and marketing costs and general and administrative costs. Sales and marketing costs include salaries and benefits, commissions, advertising and promotional and presentation materials. General and administrative costs consist of general management and support personnel salaries and benefits, information systems costs, legal and accounting fees, travel and entertainment costs and other support costs.

  Advance funding program income and expense consists of income and expenses related to our financing certain customers' accounts receivable. Typically, 50% to 75% of the amount receivable from the local exchange carrier, or LEC, is advanced to the customer upon acceptance of its call records. When the LEC remits payment of the receivable, we are repaid the advance and receive a financing fee, which generates the "Advance funding program income." Avery maintained a line of credit to provide the funds to finance the advance funding program which was repaid in August 2000. The costs associated with this line of credit produced the "Advance funding program expenses."

  Depreciation and amortization expenses are incurred with respect to certain assets, including computer hardware, software, office equipment, furniture, costs incurred in securing contracts with local telephone companies, goodwill and other intangibles. Asset lives range between three and fifteen years.

  Since the components of "Other income (expense), net" change on a period-to-period basis, the items included in this line are explained in the analysis below.

  The results on the "Discontinued operations" represent the results of operations for Primal for the twelve months ended December 31, 2000 and the three months ended December 31, 1999.

Results of Operations for the Twelve Months Ended December 31, 2000 and 1999

  The following table sets forth selected income statement lines in actual dollars. The Statement of Operations Data are derived from Avery's calendar 2000 and 1999 audited financial statements.

Statement of Operations Data:

                                                              December 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
                                                             ($000 Omitted)
   Revenues................................................ $ 36,475  $ 23,703
   Cost of revenues........................................  (25,784)  (17,386)
                                                            --------  --------
       Gross profit........................................   10,691     6,317
                                                            --------  --------
   Operation expenses (excluding DD&A).....................   (6,897)   (4,776)
   Charge in connection with terminated customers..........      --        226
   Advance funding program income..........................      258       610
   Advance funding program costs...........................     (131)     (269)
   Depreciation and amortization expense (DD&A)............     (599)     (553)
                                                            --------  --------
     Total.................................................   (7,369)   (4,762)
                                                            --------  --------
       Operating income....................................    3,322     1,555
   Other income (expense), net ............................      315      (485)
                                                            --------  --------
   Income from continuing operations before income taxes...    3,637     1,070
   Income tax (provision) benefit..........................   (1,314)      648
                                                            --------  --------
   Income from continuing operations.......................    2,323     1,718
   Income (loss) from discontinued operations..............   (3,700)      959
                                                            --------  --------
     Net income (loss)..................................... $ (1,377) $  2,677
                                                            ========  ========

Operating Revenues

  Revenues for 2000 increased $12.8 million or 53.9% compared to calendar 1999. The revenue increase is primarily attributable to an increase in the number of telephone call records processed and billed on behalf of direct dial long distance customers. Telephone call record volumes were as follows:

                                                                   Year Ended
                                                                  December 31,
                                                                 ---------------
                                                                 (In Thousands)
                                                                  2000    1999
                                                                 ------- -------
   Direct dial long distance.................................... 343,760 230,006
   Enhanced billing.............................................   1,271     758

Cost of Revenues

  Gross profit margin of 29.3% was achieved for calendar 2000 versus 26.7% for 1999. The increase in gross profit margin was principally due to lower LEC billing costs as a percent of sales and higher margins in the customer service department.

Operating Expenses

  Operating expenses, excluding depreciation and amortization expense, increased $2,121,000, from $4,776,000 in calendar 1999 to $6,897,000 in calendar 2000. The increase is primarily due to compensation charges of $848,000 in connection with reduced option exercise prices associated with the exercise of approximately 1,674,000 options in October 2000, higher professional fees associated with the Primal spin-off of approximately $700,000 and higher insurance costs somewhat offset by reduced personnel costs resulting from lower levels of employment.

Charge in Connection with Terminated Customers

  The Company reversed previously recorded charges in connection with terminated customers of $226,000 in calendar 1999. The 226,000 represents amounts over reserved in 1998. During 1998, we charged operations with $4,271,000 to reflect our estimate of future refunds required to be paid to the local exchange carriers to cover their refunds to terminated customers for inappropriate charges placed on customers' local phone bills by our customers.

Advance Funding Program Income and Expense

  Management has made significant policy changes in regards to the advance funding program. In an effort to reduce the inherent risk involved in advancing customers receivables, HBS Billing Services encouraged and participated in placing current customers with significant financing needs with third party financing companies. HBS Billing Services plans to assist future customers in a similar manner. Although internal advance funding is still available, its scope has been reduced to mainly start up companies and those requiring reduced funding as a percent of gross billable revenue with the local exchange carrier. As a result, advance funding program income fell to $258,000 in calendar 2000 from $610,000 in calendar 1999 and advance funding program expense was $131,000 in calendar 2000 compared with $269,000 in calendar 1999.

Depreciation and Amortization

  Depreciation and amortization expense was $599,000 in calendar 2000, and $553,000 in calendar 1999. The increase was due to capital expenditures in 2000.

Income (Loss) from Operations

  Operating income for calendar 2000 was $3,322,000 as compared to $1,555,000 in calendar 1999.

Other Income (Expense), Net

  Other income (expense), net was $485,000 during calendar 1999 compared to net other income of $315,000 for calendar 2000. These amounts consist of interest income, interest expense and financing costs. Interest income, was $129,000 and $448,000 in calendar 1999 and calendar 2000, respectively. The improvement is due to larger cash balances on hand in 2000 resulting from a decrease in the amount of advance payments to customers and increased interest earned on notes receivable. Interest expense was $292,000 and $133,000 for calendar 1999 and calendar 2000, respectively. The reduction relates to lower interest bearing customer termination reserves in calendar 2000. Financing costs were $322,000 and $0 for calendar 1999 and calendar 2000, respectively. Financing costs in 1999 consisted of warrant repurchase costs.

Income Taxes

  We recorded an income tax expense from continuing operations of $1,314,000 for 2000 which was offset by an income tax benefit of $1,430,000 in discontinued operations. We recorded an income tax benefit from continuing operations of $649,000 for calendar 1999, which was offset by an income tax expense of a $668,000 in discontinued operations.

Discontinued Operations

  Loss from discontinued operations was $3,700,000 for the year ended 2000, net of tax benefit of $1,430,000 compared to a net profit of $959,000 for the three months ended December 31, 1999, net of a tax provision of $668,000. Revenues from discontinued operations were $9,516,000 and $4,548,000 for the year and three months ended December 31, 2000 and 1999, respectively. Since Primal was acquired after the close of business on September 30, 1999, there were only three months of operations included in the Company's financial statements in 1999.

Liquidity

  Our cash balance increased to $6.7 million at December 31, 2000, from $5.7 million at December 31, 1999. Large fluctuations in daily cash balances are normal due to the large amount of customer receivables that we collect on behalf of our customers. Timing of these receipts also produces large movements in day-to-day cash balances.

  Our working capital position at December 31, 2000 was a negative
$10.4 million compared to a negative $3.4 million as of December 31, 1999. The $7.0 million decline in working capital is due to a $3.7 million increase in current liabilities, and by a $3.3 million decrease in current assets. The increase in current liabilities is primarily attributable to a $3.1 million increase in deposits and other payables associated with increased volume, and a $0.6 million increase in accounts payable, accrued liabilities and income taxes. The decrease in current assets is primarily attributable to a $5.0 million decrease in advanced payment receivables due to our change in direction for financing receivables (see Advanced Funding Program Income and Expense, above) offset by an increase in cash of $1.0 million.

  Net cash provided by continuing operations was $9.9 million and $11.6 million for the years ended December 31, 2000 and 1999, respectively. The cash flow provided by operations for 2000 results primarily from $2.3 million net income from continuing operations, a $5.0 million decrease in advance payment receivables due to our change in policy in this area (see Advanced Funding Program Income and Expense, above), a $3.1 million increase in deposits and other payables and a $1.2 million charge to operations for the non-cash exercise of options and warrants and the issuance of stock and warrants for services, offset by a $2.6 million increase in deposits with local exchange carriers. The cash flow provided by operations for 1999 results primarily from $2.7 million of net income, a $5.1 million decrease in advance payment receivables due to the Company's change in direction with advance payment receivables (see Advanced Funding Program Income and Expense, above), a $1.4 million decrease in deposits with local exchange carriers and a $1.6 million increase in deposits from customers.

  During the year ended December 31, 2000, we spent $206,000 on capital expenditures, $1.5 million on investments, loaned $3.6 million to affiliated parties and $285,000 in payment of preferred dividends. This use of cash was partially offset by $521,000 received from the issuance of shares of stock. During the year ended December 31, 1999, we spent $174,000 on capital expenditures, $116,000 in the acquisition of treasury stock, $468,000 in preferred stock dividends and $5,765,000 on a net reduction of notes payable.

 Our operating cash requirements consist principally of working capital requirements, scheduled payments of preferred dividends and capital expenditures. We believe cash flows generated from operations will be sufficient to fund capital expenditures, advance funding requirements, working capital needs and debt repayment requirements for the foreseeable future.

New Accounting Standards

  Management of Avery does not anticipate the adoption of any new standards recently issued by the Financial Accounting Standards Board will have a material impact on Avery's financial position or results of operations.

Obligations Under Employment Agreements

  Avery has employment agreements with its management requiring Avery to pay specified amounts as annual base salaries and certain bonuses. Current aggregate minimum annual cash compensation under the agreements is $406,000, which will be funded from working capital. Additional bonuses are at the sole discretion of Avery's Board of Directors. Avery is also required to maintain a profit sharing plan for the benefit of its employees.

Item 7. Financial Statements

  Our consolidated financial statements required to be included in Item 7 are set forth in the Index to Financial Statements set forth on page 25 of this report.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

  Omitted pursuant to the Instructions to Item 304 of Regulation S-B.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and General Partners; Compliance with Section 16(a) of the Exchange Act

The following table sets forth certain information with respect to the directors and executive officers of Avery.

   Name                    Age Position
   ----                    --- --------
   Patrick J. Haynes, III   51 Director, Chairman of the Board, President and Chief Executive Officer
   Scot M. McCormick        47 Director, Vice President, Chief Financial Officer and Secretary
   Norman M. Phipps         40 Director
   J. Alan Lindauer         61 Director
   Robert T. Isham, Jr.     48 Director

  Directors hold office until the next annual meeting of stockholders and until their successors are duly elected and qualify.

  Patrick J. Haynes, III has served as a director and Chairman of the Board of Avery since November 1995. Mr. Haynes was elected President and Chief Executive Officer of Avery in July 1998, and served in such capacity until December 1, 1998. On May 5, 2000, Mr. Haynes was re-elected as President and Chief Executive Officer of Avery. In 1992, Mr. Haynes founded and became President of American Communications Services, Inc., a start-up, fiber optic, competitive access provider telephone company. Mr. Haynes directed development of the strategic plan, put management in place and operated the company on a day-to-day basis for 18 months. He also advised and consulted in connection with the placement of $52 million in equity and $81 million in debt. American Communications is now a NASDAQ-listed company with a market capitalization in excess of $400 million. Mr. Haynes is the Senior Managing Director of the Thurston Group, Inc., a private merchant bank in Chicago. Mr. Haynes and Russell T. Stern, Jr. founded the Thurston Group in 1987. Previously, Mr. Haynes was associated with Merrill Lynch, Oppenheimer & Company, and Lehman Brothers as an investment banker.

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

  Norman M. Phipps has served as a director of Avery since November 1995. Mr. Phipps is also a director of LogiMetrics, Inc., a company primarily involved in the manufacture of infrastructure equipment for the wireless broadband telecommunications market. Since July 2000, Mr. Phipps has served as Senior Vice President of Administration of LogiMetrics. Mr. Phipps has served as the President and Chief Operating Officer of LogiMetrics from April 1997 until July 2000, and also as interim Chief Financial Officer from March 1998 until July 2000. From May 1996 to April 1997, Mr. Phipps served as Chairman of the Board and Acting President of LogiMetrics. Mr. Phipps has served as a principal of two private investment firms, Phipps, Teman & Company, L.L.C. from January 1994 to December 1997 and CP Capital Partners from January 1991 to December 1993.

  J. Alan Lindauer currently serves as President of Waterside Capital Corporation and has served as President of Waterside Management, Inc., a business consulting firm, since 1986. Mr. Lindauer has also served as a director of Commerce Bank of Virginia since 1986 and serves as chair of its Loan Committee, Norfolk Division, and a member of the Executive, Trust, Marketing, Compensation, and Mergers & Acquisition Committees. Mr. Lindauer served as director of Citizens Trust Bank from 1982 to 1985 as well as a member of its Trust and Loan Committees. Mr. Lindauer founded Minute-Man Fuels in 1963 and managed Minute-Man Fuels until 1985.

  Robert T. Isham, Jr. originally served as a director of Avery from November 1995 to March 1996, and then rejoined the Board in July 1998. Mr. Isham is currently a managing director of the Thurston Group, Inc., a private merchant bank based in Chicago. Previously, he ran his own commercial law practice in Chicago and, before that, he was a partner with the law firm of McDermott, Will & Emery.

Significant Employees

  Harold D. ("Rick") Box is President of HBS Billing Services. Mr. Box has been involved in the telecommunications industry since 1983 in areas such as paging, long distance and local exchange carrier clearing house services. He served as Director of Client Relations for HBS Billing Services' major competitor, Zero Plus Dialing, a subsidiary of Billing Concepts, Inc., from 1988 to 1993. He was a Vice President of Operations of Home Owners Long Distance Incorporated from 1993 to 1994 and a founding partner of HBS Billing Services.

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

Item 10. Executive Compensation

  The following table summarizes certain information relating to the compensation paid or accrued by Avery for services rendered during the years ended December 31, 2000, 1999 and 1998 to each person serving as its Chief Executive Officer and each of Avery's other most highly paid executive officers whose total annual salary and bonus for the years ended December 31, 2000, 1999 and 1998 exceeded $100,000.

                     Summary Executive Compensation Table

                                               Annual Compensation
                          -------------------------------------------------------------
                                                                         Long-Term
Name and Principal        Fiscal  Salary              Other Annual      Compensation
Position                   Year    ($)    Bonus ($) Compensation ($) Awards/Options (#)
------------------        ------ -------- --------- ---------------- ------------------
Patrick J. Haynes,
 III(/1/)...............   2000  $200,000 $150,000      $25,187           100,000
 Chairman of the Board,
 President and             1999  $200,000 $100,000      $36,804           100,000
 Chief Executive Officer   1998  $100,000 $    --       $30,000           420,000
Scot M. McCormick(/2/)..   2000  $143,000 $ 75,000      $11,589           --
 Vice President, Chief
 Financial Officer         1999  $130,000 $ 50,000      $12,192           150,000
 and Secretary             1998  $122,667 $ 35,000      $   --             75,000

--------
(/1/)Mr. Haynes served as the Chief Executive Officer of Avery through
     November 30, 1998 and was re-elected to such office on May 5, 2000. "Other Annual Compensation" represents monthly automobile allowance and premiums on health and major medical insurance.
(/2/)"Other Annual Compensation" represents premiums on health, life and disability insurance.

                       Option Grants in Last Fiscal Year

                               Indvidual Grants
-------------------------------------------------------------------------------
                          Number of    % of Total
                          Securities    Options
                          Underlying   Granted to
                           Options     Employees    Exercise or Base Expiration
Name                       Granted   in Fiscal Year   Price ($/Sh)      Date
----                      ---------- -------------- ---------------- ----------
Patrick J. Haynes, III...  100,000         25%           $1.625       11/15/09

   Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

                                                     Number of
                                                    Securities     Value of
                                                    Underlying    Unexercised
                                                    Unexercised  In-the-Money
                                                    Options at    Options at
                                                     FY-End(#)     FY-End($)

                 Shares Acquired                   Exercisable/  Exercisable/
Name             on Exercise (#) Value Realized($) Unexercisable Unexercisable
----             --------------- ----------------- ------------- -------------
Patrick J.
 Haynes, III....     620,000         $155,000            --           --
Scot M.
 McCormick......     225,000         $ 73,125            --            --

Option Repricing

  In October 2000, Avery authorized the exercise of substantially all outstanding options and warrants at $0.50 per underlying share. At the same time, Avery offered to finance the exercise of the options and certain warrants with notes receivable, due in 2002 at 6.6% per annum. As a result of that offer, 764,754 shares of common stock were acquired for cash of $387,000 and 1,674,041 shares of common stock were acquired by loans from Avery totaling $1,092,000. Messrs. Haynes and McCormick acquired 620,000 and 225,000 shares of common stock, respectively, as a result of such offer.

Employment Agreements

  Effective July 1, 1998, Mr. Haynes entered into an employment agreement with Avery. Under his employment agreement, Mr. Haynes will serve as Chairman of the Board, President and Chief Executive Officer, subject to the Board of Directors power to elect and remove officers of Avery. The employment agreement expires June 30, 2003. Mr. Haynes' initial base salary is $200,000 annually. In addition, Mr. Haynes is entitled to receive bonuses based on performance goals as established by the Board of Directors, to receive stock options, to participate in applicable incentive plans established by Avery, to participate in Avery's hospitalization and major medical plans, or, at his option, to be reimbursed for amounts paid by Mr. Haynes for comparable coverage, and to an automobile of his choice. Mr. Haynes also received a ten-year warrant to purchase 420,000 shares of common stock at $3.00 per share.

  Effective January 1, 2000, Scot M. McCormick entered into an employment agreement with Avery. Under his employment agreement, Mr. McCormick will serve as Vice President, Chief Financial Officer and Secretary, subject to the Board of Directors power to elect and remove officers of Avery. The employment agreement expires December 31, 2001, and will automatically be renewed for additional terms unless either party notifies the other prior to November 1 of a given year that they do not wish to renew the agreement. Mr. McCormick's initial base salary is $143,000 annually. In addition, Mr. McCormick is entitled to annual incentive compensation in an amount equal to 40% of his annual salary if certain performance goals established by the Board of Directors are met or exceeded. Mr. McCormick is entitled to participate in applicable incentive plans established by Avery, to participate in Avery's hospitalization and major medical plans, or, at his option, to be reimbursed for amounts paid by Mr. McCormick for comparable coverage, and to receive such other bonuses as the Board may determine in its sole discretion.

  Effective January 1, 2001, Harold D. Box entered into an employment and noncompetition agreement with HBS Billing Services. Under his employment agreement, Mr. Box will serve as President of HBS Billing Services, subject to the power of the Board of Directors to elect and remove officers of HBS Billing Services. The employment agreement expires on December 31, 2003, and will automatically be renewed for additional terms of three years unless either party notifies the other prior to December of a given year that they do not wish to renew the employment agreement. Mr. Box is entitled to receive an annual salary of $200,000, subject to standard payroll deductions, to receive bonuses from a bonus pool based on the profits of HBS Billing Services, and to receive the same benefits as HBS Billing Services provides to other employees at comparable salaries and responsibilities to those of Mr. Box. Mr. Box was also issued an option to purchase 200,000 shares of common stock of Avery which will vest in equal amounts on December 31 of 2001, 2002 and 2003.

  Under Mr. Box's employment agreement, Avery has agreed to forgive $200,000 of Mr. Box's $400,000 loan from Avery upon the signing of a new multi-year agreement with PT-1. The remaining $200,000 of Mr. Box's loan will be renewed for three years and will be secured with 115,000 shares of Avery common stock and 115,000 shares of Primal common stock owned by Mr. Box. If, at the time of signing the new PT-1 agreement, Mr. Box has paid his loan to Avery, he will receive a $200,000 bonus.

  The employment agreement with Mr. Box contains certain covenants by such employee not to compete with the business of HBS Billing Services and any of its affiliates. A state court may determine not to enforce, or only partially enforce, these covenants.

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Section 16(a) of the Securities Exchange Act of 1934 requires Avery's directors and executive officers, and persons who own more than 10% of Avery's common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, executive officers and greater than 10% shareholders are required by SEC regulations to furnish Avery with copies of all Section 16(a) forms they file. Based on a review of such forms, Avery believes that all Section 16(a) filing requirements applicable to its directors and executive officers, and all persons who own more than 10% of Avery's common stock, were complied with for the year ended December 31, 2000.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Beneficial Ownership of Avery's Voting Securities

  On March 20, 2001, Avery had 10,062,076 shares of common stock, 1,500,000 shares of series d preferred stock, and 2,150,493 shares of series g preferred stock outstanding. The holders of the series d preferred stock are presently entitled to one vote per share on any matters submitted to Avery's stockholders for a vote. The holders of the series g preferred stock are presently entitled to 1.1162 votes per share on any matters submitted to Avery's stockholders for a vote. The holders of these securities vote as a single class on all matters submitted to Avery's stockholders for a vote unless a separate vote is otherwise required by law or Avery's certificate of incorporation.

  Therefore, as of March 20, 2001, a total of 13,962,457 shares of Avery's voting securities were outstanding, all of which constitute a single class of voting securities.

  The following table sets forth information for any person who is known to Avery to be the beneficial owner of more than five percent of Avery's single class of voting securities. A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares:

  . voting power, which includes the power to vote, or to direct the voting, of such security; and/or

  . investment power, which includes the power to dispose, or to direct the disposition of, such security.

  All of Avery's voting securities beneficially owned by a person, regardless of the form which such beneficial ownership takes, have been aggregated in calculating the number of shares beneficially owned by such person. In making these calculations, a person is deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days

  .  through the exercise of any option, warrant or right;

  .  through the conversion of a security;

  . pursuant to the power to revoke a trust, discretionary account, or similar arrangement; or

  . pursuant to automatic termination of a trust, discretionary account, or similar arrangement.

  Any securities not outstanding which are subject to such options, warrants, rights or conversion privileges and beneficially owned by a person in the table below are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person but are not deemed to be outstanding for the purpose of computing the percentage of the class beneficially owned by any other person.

                                                               Number   Percent
  Name of Beneficial Owner                                    of Shares of Class
  ------------------------                                    --------- --------
Patrick J. Haynes, III(1)(4)................................. 4,767,584  26.7%
Thurston Group, Inc.(1)(4)................................... 3,992,965  22.5%
J. Alan Lindauer(2).......................................... 2,255,367  14.4%
Waterside Capital Corporation(2)............................. 2,157,667  13.8%
John Faltys(3)(4)............................................   731,785   5.0%

--------
(1) The business address of this person is 190 South LaSalle Street, Suite 1710, Chicago, Illinois 60603. The shares shown as beneficially owned by Mr. Haynes include all the shares beneficially owned by the Thurston Group, Inc., of which Mr. Haynes is the Senior Managing Director.
(2) The business address for this person is 300 East Main Street, Suite 1380, Norfolk, VA 23510. The shares shown as beneficially owned by Mr. Lindauer include all the shares beneficially owned by Waterside Capital Corporation, of which Mr. Lindauer is President and a director.
(3) The business address for this person is 18881 Von Karman, Suite 500, Irvine, California 92612.
(4) The shares shown as beneficially owned by Mr. Faltys include 731,785 of the shares beneficially owned by the Thurston Group, Inc. The Thurston Group, Inc. holds a proxy to vote all of these shares.

Security Ownership of Management

  The following table sets forth information as of March 20, 2001, as to each class of Avery's equity securities beneficially owned by each director, by each executive officer, and by all directors and executive officers as a group. In calculating the ownership percentages for Avery's common stock, we used the 10,062,076 shares of common stock outstanding on March 20, 2001. Since these calculations do not include the two series of Avery's voting preferred stock included in the calculations in the preceding table, the beneficial ownership percentages set forth below will differ from those set forth in the preceding table.

                              Common Stock             Preferred Stock
                           ---------------------- ----------------------------
                             Number      Percent          Number      Percent
  Name of Beneficial Owner of Shares     of Class Series of Shares    of Class
  ------------------------ ----------    -------- ------ ---------    --------
Patrick J. Haynes,
 III(1)...................  4,767,584(2)  34.2%      B     100,000(2)   25.6%
                                                     D   1,500,000(2)  100.0%
                                                     G   2,400,381(2)  100.0%
Scot M. McCormick(1)......    245,000      2.4%
Norman M. Phipps(3).......     75,000      0.7%
J. Alan Lindauer(4).......    812,867(5)  19.1%
Robert T. Isham, Jr.(1)...    187,355(6)   1.8%      A       8,333(6)    5.3%
All directors and
 executive officers as a
 group (2)(5)(6).......... 11,825,993     47.9%      A       8,333       5.3%
                                                     B     100,000      25.6%
                                                     D   1,500,000     100.0%
                                                     G   7,126,894     100.0%

--------
 (1) The business address for this person is 190 South LaSalle Street, Suite 1710, Chicago, Illinois 60603.
 (2) Includes 3,992,965 shares beneficially owned by the Thurston Group, Inc., of which Mr. Haynes is the Senior Managing Director, 691,286 shares beneficially owned by Waveland, LLC, of which Mr. Haynes is the owner, and 83,333 held in escrow by Bank One, Texas, N.A., for the benefit of the former owners of HBS Billing Services and for which Mr. Haynes has an irrevocable proxy. Of these shares, 45,286 represent shares that may be acquired within 60 days upon the exercise of options or warrants, 1,416,667 represent shares that may be acquired within 60 days upon the conversion of convertible securities, and 2,400,381 represent the total number of votes represented by the 2,150,493 shares of the series g preferred stock for which the Thurston Group, Inc. has an irrevocable proxy.
 (3) The business address of this person is 435 Moreland Road, Hauppauge, New York 11788.
 (4) The business address for this person is 300 East Main Street, Suite 1380, Norfolk, Virginia 23510.
 (5) Of these shares, 715,167 are beneficially owned by Waterside Capital Corporation, of which Mr. Lindauer is President and a director. Of these shares, 466,667 represent shares that may be acquired within 60 days upon the conversion of a convertible note and 1,250,000 represent shares that may be acquired within 60 days upon the conversion of convertible securities.
 (6) Of these shares, 117,487 represent shares that may be acquired within 60 days upon the exercise of options and warrants, 3,138,889 represent shares that may be acquired within 60 days upon the conversion of convertible securities and 2,400,381 represent the total number of votes represented by the 2,150,493 shares of the series g preferred stock for which the Thurston Group has an irrevocable proxy.

Item 12. Certain Relationships and Related Transactions

  In December 1998, Avery's Board of Directors authorized Avery to repurchase any or all of its outstanding warrants for a price of $1.00 per underlying share. In December 1998, Avery repurchased warrants held by Waveland, LLC to purchase 100,000 shares of common stock at an exercise price of $1.50 per share. On January 5, 1999, Avery repurchased warrants held by the Thurston Group to purchase 300,000 shares of common stock at an exercise price of $1.00 per share and warrants to purchase 200,000 shares of common stock at $1.50 per share. On March 31, 1998, Avery repurchased warrants held by the Thurston Group to purchase 80,000 shares of common stock at an exercise price of $1.50 per share. On April 16, 1999, Avery repurchased warrants held by Thurston Interests, LLC to purchase 41,746 shares of common stock at an exercise price of $1.50 per share. Of the total $621,736 used to repurchase the warrants, $300,000 was classified as compensation paid to Mr. Haynes. None of this amount was classified as compensation paid to Mr. Isham. Waveland, Thurston Group and Thurston Interests are affiliates of Mr. Haynes. Thurston Group and Thurston Interests are also affiliates of Mr. Isham.

  Mark J. Nielsen, who was at the time Avery's President and Chief Executive Officer, was also the Chairman of Primal and owned approximately 16.04% of the Primal common equity on a fully diluted basis at the time the agreement to acquire Primal was entered and at the close of business on September 30, 1999, the date the acquisition was completed. Mr. Nielsen received 320,893 shares of Avery's convertible preferred stock in the merger. Each share of Avery's convertible preferred stock issued in the merger was immediately convertible into shares of Avery's common stock on a one-for-one basis.

  In contemplation of entering into an agreement for the acquisition of Primal, Avery made a $100,000 working capital loan to Primal on December 15, 1998. The loan was secured by a first lien on the accounts receivable of Primal. On January 25, 1999, the working capital loan was increased to $180,000. This loan was replaced with the loan described in the following paragraph.

  In contemplation of Primal's acquisition of certain assets from an unrelated third party, on February 3, 1999, Avery agreed to loan Primal up to $1,000,000 on a revolving credit basis in replacement of the then-outstanding $180,000 loan described above. This loan was secured by a pledge of all the stock of Primal Billing Solutions, the wholly owned subsidiary of Primal that acquired such assets, and by a security interest in all of the accounts receivable and general intangibles, including all intellectual property of Primal Systems. As noted above, Avery completed its acquisition of Primal after the close of business on September 30, 1999, and the loan was paid in full.

  At various times between May 1, 2000 and October 30, 2000, Avery's wholly owned subsidiary, Thurston Communications Corporation, advanced to Qorus.com, Inc. an aggregate of $1,250,000 evidenced by convertible promissory notes. Qorus.com is a publicly held company the securities of which are traded on the OTC Bulletin Board. The notes bear interest at 10% per annum and are due on March 31, 2001. Upon the successful sale of securities of Qorus.com or Aelix, Inc., a wholly owned subsidiary of Qorus.com, resulting in cash proceeds of $5.0 million or more, the notes will automatically convert into securities of the same class and/or series as sold in such offering. In addition, Thurston Communications advanced to Qorus.com $160,000 evidenced by a promissory note dated March 16, 2001. Such promissory note bears interest at 6.6% and is due on April 15, 2001. In connection with these loan transactions with Qorus.com, and with the loans to Aelix discussed below, Qorus.com agreed to sell to Thurston Communications 2,470,000 shares of its common stock for a purchase price of one cent ($.01) per share.

  On October 3, 2000, Avery loaned to the following officers and directors of Avery the amount set forth opposite such person's name in connection with the exercise of certain options and warrants:

              Name                Loan Amount
              ----                -----------
           Patrick J. Haynes, III  $378,684
           Robert T. Isham, Jr.      58,024
           J. Alan Lindauer          58,419
           Scot M. McCormick        143,843
           Norman M. Phipps          46,148

  Each loan matures on October 3, 2002 and bears interest at 6.6% per annum.

  At various times between December 21, 2000 and February 28, 2001, Thurston Communications advanced to Aelix, Inc. an aggregate of $1,060,000 evidenced by demand promissory notes. The notes bear interest at 12% and are due on demand.

  Patrick J. Haynes, III is the controlling stockholder of Qorus.com and a director of Qorus.com and Aelix and Robert T. Isham, Jr. is a director of Qorus.

  At various times between December 7, 2000 and March 16, 2001, Thurston Communications advanced an aggregate of $1,890,000 to Customer Care & Technology Holdings, Inc. In connection with such advances, Customer Care & Technology Holdings has agreed to issue to Avery 1,890,000 shares of its series b senior convertible redeemable preferred stock. Each share of series b preferred stock is convertible at the option of the holder into four shares of the common stock of Customer Care & Technology Holdings. The series b preferred stock pays dividends at the rate of 10% per annum, and is mandatorily redeemable for $1.00 per share on the fifth anniversary of the date of issuance. Patrick J. Haynes, III is the controlling stockholder and the Chairman of the Board of Directors, President and Chief Executive Officer of Customer Care & Technology Holdings.

  On February 1, 2001, Avery purchased all of the capital stock of Avery held by Franklin Capital Corporation, at the time a beneficial owner of more than five percent (5%) of the common stock of Avery, and all outstanding options and warrants to purchase capital stock of Avery held by Stephen Brown and Spencer Brown. The total purchase price for the transaction was $1,786,851. Included in such total amount were 1,183,938 shares of common stock held by Franklin Capital purchased for $1.02 per share, 350,000 shares of series e preferred stock held by Franklin Capital purchased for $1.00 per share plus accrued and unpaid dividends on the preferred stock in the amount of $14,234, warrants and options to purchase 120,000 shares of common stock of Avery held by Stephen Brown purchased for $120,000, and warrants and options to purchase 95,200 shares of the common stock of Avery held by Spencer Brown purchased for $95,000. In addition, Franklin Capital received 1,533,938 shares of Primal common stock in conjunction with the distribution of Primal's common stock to Avery's securityholders. Stephen Brown and Spencer Brown control Franklin Capital and are former directors of Avery.

  In connection with the private placement of an aggregate of $1,600,000 of series h convertible preferred stock on February 21, 2001, Avery sold 1,250,000 shares of such preferred stock to Waterside Capital Corporation for a purchase price of $1.00 per share. The holders of the series h convertible preferred stock are entitled to annual cumulative dividends of $.12 per share payable quarterly, a $1.00 per share liquidation value and conversion into common stock on a one for one basis. J. Alan Lindauer is a director of Avery and is President of Waterside Capital Corporation.

  Please see the information under the caption "Change In Control of Avery" for information regarding other transactions involving the directors and officers of Avery.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits

  The exhibits required to be furnished pursuant to Item 13(a) are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

(b) Reports on Form 8-K

  None.

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

Date: March 30, 2001

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

    /s/ Patrick J. Haynes, III         Director, Chairman of the    March 30, 2001
______________________________________  Board, President and
        Patrick J. Haynes, III          Chief Executive Officer
                                        (Principal Executive
                                        Officer)

      /s/ Scot M. McCormick            Director, Vice President,    March 30, 2001
______________________________________  Chief Financial Officer
          Scot M. McCormick             and Secretary (Principal
                                        Accounting Officer)

       /s/ Norman M. Phipps            Director                     March 30, 2001
______________________________________
           Norman M. Phipps

       /s/ J. Alan Lindauer            Director                     March 30, 2001
______________________________________
           J. Alan Lindauer

     /s/ Robert T. Isham, Jr.          Director                     March 30, 2001
______________________________________
         Robert T. Isham, Jr.

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Report of Independent Certified Public Accountants........................ F-1

Financial Statements:
  Consolidated Balance Sheets at December 31, 2000 and 1999............... F-2
  Consolidated Statements of Operations for the years ended December 31,
   2000 and 1999.......................................................... F-4
  Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2000 and 1999....................................... F-5
  Consolidated Statements of Cash Flows for the years ended December 31,
   2000 and 1999.......................................................... F-6
  Notes to These Consolidated Financial Statements........................ F-7

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Avery Communications, Inc.

  We have audited the accompanying consolidated balance sheets of Avery Communications, Inc., and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Primal Solutions, Inc., a consolidated subsidiary, which statements reflect total assets of $12,985,492 and $9,674,468 as of December 31, 2000 and 1999,
and total revenue of $9,515,805 for the year ended December 31, 2000 and $4,547,703 for the three months ended December 31, 1999. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for Primal Solutions, Inc. is based solely on the report of the other auditors.

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

  In our opinion, based on our report and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avery Communications, Inc. and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                          /s/ King Griffin & Adamson P.C.

March 9, 2001
Dallas, Texas

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                           December 31,
                                                      ------------------------
                                                         2000         1999
                       ASSETS                         -----------  -----------
Current assets:
 Cash and cash equivalents........................... $ 6,719,888  $ 5,744,069
 Trade accounts receivable, net of allowance for
  doubtful accounts of $242,901 and $188,901,
  respectively.......................................   1,414,249      813,589
 Advance payment receivables.........................   1,797,634    6,810,249
 Other receivables...................................     210,227      681,526
 Deferred tax asset..................................     565,562      374,086
 Other...............................................      29,661       27,527
 Net current assets of discontinued operations.......     669,620      285,029
                                                      -----------  -----------
    Total current assets.............................  11,406,841   14,736,075
                                                      -----------  -----------
Property and equipment:
 Computer equipment and software.....................   1,282,988    1,063,674
 Furniture and fixtures..............................     322,023      334,944
 Accumulated depreciation and amortization...........    (784,168)    (506,535)
                                                      -----------  -----------
    Total property and equipment, net................     820,843      892,083
                                                      -----------  -----------
Other assets:
 Goodwill, net of accumulated amortization of
  $1,001,725 and $732,869, respectively..............   2,753,892    3,022,748
 Investments.........................................   1,519,000          --
 Net long-term assets of discontinued operations.....   7,746,836    4,443,827
 Deposits............................................   2,759,604      185,514
 Purchased contracts, net of accumulated amortization
  of $328,225 and $276,208, respectively.............      26,038       70,555
 Notes receivable due from related parties...........   4,046,772      400,000
 Other...............................................       1,819       17,649
                                                      -----------  -----------
    Total other assets...............................  18,853,961    8,140,293
                                                      -----------  -----------
    Total assets..................................... $31,081,645  $23,768,451
                                                      ===========  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

                                                           December 31,
                                                      ------------------------
                                                         2000         1999
        LIABILITIES AND STOCKHOLDERS' EQUITY          -----------  -----------
Current liabilities:
 Current notes payable............................... $     6,667  $     6,667
 Trade accounts payable..............................   4,117,671    4,369,562
 Accrued liabilities.................................   3,323,874    2,576,753
 Income taxes payable................................     314,547      255,673
 Deposits and other payables related to customers....  14,033,186   10,908,168
                                                      -----------  -----------
  Total current liabilities..........................  21,795,945   18,116,823
                                                      -----------  -----------
Long-term notes payable due to related parties.......     333,475      325,195
                                                      -----------  -----------

Redeemable preferred stock Series A through E (see
 descriptions below and
 Note 8).............................................   2,671,667          --
                                                      -----------  -----------
Commitments and contingencies (Note 3)

Stockholders' equity:
 Preferred stock (20,000,000 shares authorized):
  Series A; $0.01 par value, 391,667 and 400,000
   shares authorized,
   issued and outstanding at December 31, 2000 and
   1999, respectively (liquidation preference of
   $391,667 and $400,000 at December 31,
   2000 and 1999, respectively)......................         --         4,000
  Series B; $0.01 par value, 390,000 shares
   authorized, issued and
   outstanding at December 31, 2000 and 1999,
   respectively
   (liquidation preference of $390,000)..............         --         3,900
  Series C; $0.01 par value, 40,000 and 70,000 shares
   authorized,
   issued and outstanding at December 31, 2000 and
   1999, respectively (liquidation preference of
   $40,000 and $70,000 at December 31,
   1999 and 2000, respectively)......................         --           700
  Series D; $0.01 par value, 1,500,000 authorized,
   issued and
   outstanding at December 31, 2000 and 1999
   (liquidation
   preference of $1,500,000).........................         --        15,000
  Series E; $0.01 par value, 350,000 authorized,
   issued and
   outstanding at December 31, 2000 and 1999
   (liquidation
   preference of $350,000)...........................         --         3,500
  Series F; $0.01 par value, 0 and 3,890,373 shares
   authorized,
   issued and outstanding at December 31, 2000 and
   1999, respectively (liquidation preference of $0
   and $38,904 at December 31, 2000 and
   1999, respectively)...............................         --        38,904
  Series G; $0.01 par value, 7,126,894 and 0 shares
   authorized, issued
   and outstanding at December 31, 2000 and 1999,
   respectively
   (liquidation preference of $71,269 and $0 at
   December 31, 2000
   and 1999, respectively)...........................      71,269          --
 Common stock, $0.01 par value, 20,000,000 shares
  authorized, 12,461,230
  and 9,803,949 shares issued at December 31, 2000
  and 1999, respectively.............................     124,613       98,039
 Additional paid-in capital..........................  15,752,226   12,306,164
 Accumulated deficit.................................  (6,539,013)  (5,161,775)
 Treasury stock, 1,215,216 and 1,176,916 shares at
  December 31, 2000
  and 1999, respectively, at cost....................  (2,036,801)  (1,981,999)
 Subscription notes receivable.......................  (1,091,736)         --
                                                      -----------  -----------
   Total stockholders' equity........................   6,280,558    5,326,433
                                                      -----------  -----------
   Total liabilities and stockholders' equity........ $31,081,645  $23,768,451
                                                      ===========  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Year ended December 31,
                                                    --------------------------
                                                        2000          1999
                                                    ------------  ------------
Revenues........................................... $ 36,475,177  $ 23,702,748
Cost of revenues...................................  (25,783,816)  (17,385,337)
                                                    ------------  ------------
   Gross profit....................................   10,691,361     6,317,411
                                                    ------------  ------------
Selling, general and administrative expenses.......   (7,496,469)   (5,330,244)
Charge in connection with terminated customers.....          --        226,219
Advance funding program income.....................      257,737       609,950
Advance funding program costs......................     (131,082)     (268,656)
                                                    ------------  ------------
   Total...........................................   (7,369,814)   (4,762,731)
                                                    ------------  ------------
   Operating income................................    3,321,547     1,554,680
                                                    ------------  ------------
Other income (expense):
 Interest expense..................................     (133,120)     (292,258)
 Financing fees and debt issuance costs............          --       (321,736)
 Other, net........................................      448,340       129,045
                                                    ------------  ------------
   Total other income (expense), net...............      315,220      (484,949)
                                                    ------------  ------------
Income from continuing operations before income
 taxes.............................................    3,636,767     1,069,731
Income tax (expense) benefit.......................   (1,313,518)      648,573
                                                    ------------  ------------
Income from continuing operations..................    2,323,249     1,718,304
Income (loss) from discontinued operations, net of
 income tax benefit
 (expense) of $1,429,970 and ($667,809),
 respectively......................................   (3,700,487)      958,759
                                                    ------------  ------------
   Net income (loss)............................... $ (1,377,238) $  2,677,063
                                                    ============  ============
Per share data:
Basic net income (loss) per share:
Continuing operations.............................. $       0.22  $       0.17
Discontinued operations............................        (0.40)         0.11
                                                    ------------  ------------
Net income (loss).................................. $      (0.18) $       0.28
                                                    ============  ============
Diluted net income (loss) per share:
Continuing operations.............................. $       0.14  $       0.14
Discontinued operations............................        (0.23)         0.09
                                                    ------------  ------------
Net income (loss).................................. $      (0.09) $       0.23
                                                    ============  ============
Weighted average number of common shares:
 Basic common shares...............................    9,281,128     8,643,526
                                                    ============  ============
 Diluted common shares.............................   16,352,656    10,617,821
                                                    ============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                   Preferred Stock        Common Stock                                              Treasury Stock
                  -------------------  ------------------- Additional Paid-in Subscription Notes ---------------------
                    Shares    Amount     Shares    Amount       Capital           Receivable      Shares     Amount
                  ----------  -------  ---------- -------- ------------------ ------------------ --------- -----------
Balance at
December 31,
1998............   2,710,000  $27,100   9,803,949 $ 98,039    $ 8,417,991        $       --      1,130,250 $(1,866,367)
Purchase of
common shares
for the
treasury........         --       --          --       --             --                 --         46,666    (115,632)
Payment of
preferred stock
dividend........         --       --          --       --        (468,300)               --            --          --
Purchase of
Primal Systems,
Inc.............   3,890,373   38,904         --       --       3,365,173                --            --          --
Release of HBS
escrow shares--
employment
agreements......         --       --          --       --         991,300                --            --          --
Net income......         --       --          --       --             --                 --            --          --
                  ----------  -------  ---------- --------    -----------        -----------     --------- -----------
Balance at
December 31,
1999............   6,600,373   66,004   9,803,949   98,039     12,306,164                --      1,176,916  (1,981,999)
Reclassification
of preferred
stock series A,
B, C, D, E to
redeemable
preferred
stock...........  (2,671,667) (26,717)        --       --      (2,644,950)               --            --          --
Payment of
preferred stock
dividend........         --       --          --       --        (284,892)               --            --          --
Issuance of
shares for cash
in connection
with exercise of
warrants........         --       --      917,907    9,180        511,687                --            --          --
Issuance of
shares in
connection
with exercise of
warrants and
options for
notes receivable
including
compensation
cost of
$848,288........         --       --    1,674,041   16,741      1,923,283         (1,091,736)          --          --
Partial
conversion of
preferred stock
to common
stock...........     (38,333)    (383)     15,333      153            230                --            --          --
Release of HBS
escrow shares--
earn-out
agreement.......         --       --          --       --          90,000                --            --          --
Issuance of
warrants for
services........         --       --          --       --         239,819                --            --          --
Issuance of
shares for
services........         --       --       50,000      500         68,250                --            --          --
Treasury stock
received in
settlement......         --       --          --       --             --                 --         38,300     (54,802)
Preferred stock
issued in
connection with
Primal Systems,
Inc. settlement
and related
anticipated
spin-off........   3,236,521   32,365         --       --       3,542,635                --            --          --
Net loss........         --       --          --       --             --                 --            --          --
                  ----------  -------  ---------- --------    -----------        -----------     --------- -----------
Balance at
December 31,
2000............   7,126,894  $71,269  12,461,230 $124,613    $15,752,226        $(1,091,736)    1,215,216 $(2,036,801)
                  ==========  =======  ========== ========    ===========        ===========     ========= ===========
                  Accumulated
                    Deficit       Total
                  ------------ ------------
Balance at
December 31,
1998............  $(7,838,840) $(1,162,077)
Purchase of
common shares
for the
treasury........          --      (115,632)
Payment of
preferred stock
dividend........          --      (468,300)
Purchase of
Primal Systems,
Inc.............          --     3,404,077
Release of HBS
escrow shares--
employment
agreements......          --       991,300
Net income......    2,677,065    2,677,065
                  ------------ ------------
Balance at
December 31,
1999............   (5,161,775)   5,326,433
Reclassification
of preferred
stock series A,
B, C, D, E to
redeemable
preferred
stock...........          --    (2,671,667)
Payment of
preferred stock
dividend........          --      (284,892)
Issuance of
shares for cash
in connection
with exercise of
warrants........          --       520,867
Issuance of
shares in
connection
with exercise of
warrants and
options for
notes receivable
including
compensation
cost of
$848,288........          --       848,288
Partial
conversion of
preferred stock
to common
stock...........          --           --
Release of HBS
escrow shares--
earn-out
agreement.......          --        90,000
Issuance of
warrants for
services........          --       239,819
Issuance of
shares for
services........          --        68,750
Treasury stock
received in
settlement......          --       (54,802)
Preferred stock
issued in
connection with
Primal Systems,
Inc. settlement
and related
anticipated
spin-off........          --     3,575,000
Net loss........   (1,377,238)  (1,377,238)
                  ------------ ------------
Balance at
December 31,
2000............  $(6,539,013) $ 6,280,558
                  ============ ============

  The accompanying notes are an integral part of this consolidated financial statement.

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Year Ended December 31,
                                                      ------------------------
                                                         2000         1999
                                                      -----------  -----------
Cash flows from operating activities:
 Net income (loss)................................... $(1,377,238) $ 2,677,065
 (Income) loss from discontinued operations..........   3,700,487     (958,759)
 Adjustments to reconcile net income (loss) to net
  cash provided by operating
  activities from continuing operations:
 Bad debt expense....................................      54,000      188,901
 Charge in connection with terminated customers......         --      (226,219)
 Amortization of loan discounts......................       8,280        8,280
 Deferred tax benefit................................    (191,476)    (374,086)
 Depreciation and amortization.......................     598,506      550,546
 Compensation in connection with exercise of
  options............................................     848,288          --
 Warrants issued in connection with services
  performed..........................................     239,819          --
 Compensation and services paid in stock.............     158,750      693,400
 Treasury stock received in settlement...............     (54,802)         --
 Change in operating assets and liabilities:
  Trade accounts receivable..........................    (654,660)      88,182
  Advance payment receivables........................   5,012,615    5,082,897
  Other current assets...............................     469,165     (210,476)
  Deposits...........................................  (2,574,090)   1,384,765
  Trade accounts payable and accrued liabilities.....     495,230      670,427
  Income taxes payable...............................      58,874      255,673
  Deposits and other payables related to customers...   3,125,018    1,598,688
  Other assets.......................................      15,830      177,201
                                                      -----------  -----------
    Net cash provided by continuing operations.......   9,932,596   11,606,485
    Net cash used in discontinued operations.........  (3,813,087)    (366,020)
                                                      -----------  -----------
    Net cash provided by operations..................   6,119,509   11,240,465
                                                      -----------  -----------
Cash flows from investing activities:
 Purchase of contracts...............................      (7,500)     (60,000)
 Purchase of property and equipment..................    (206,393)    (174,188)
 Purchase of investments.............................  (1,519,000)         --
 Amounts loaned for notes receivable.................  (3,646,772)         --
                                                      -----------  -----------
    Net cash used in investing activities............  (5,379,665)    (234,188)
                                                      -----------  -----------
Cash flows from financing activities:
 Proceeds from notes payable.........................         --       160,000
 Principal payments on notes payable--line of credit,
  net................................................         --    (5,924,749)
 Payment of preferred stock dividends................    (284,892)    (468,300)
 Issuance of shares of common stock for cash.........     520,867          --
 Cash paid for treasury stock........................         --      (115,632)
                                                      -----------  -----------
    Net cash provided by (used in) financing
     activities......................................     235,975   (6,348,681)
                                                      -----------  -----------
Increase in cash.....................................     975,819    4,657,596
Cash and cash equivalents at beginning of year.......   5,744,069    1,086,473
                                                      -----------  -----------
Cash and cash equivalents at end of year............. $ 6,719,888  $ 5,744,069
                                                      ===========  ===========
Supplemental disclosures:
 Interest paid....................................... $   138,508  $   372,360
                                                      ===========  ===========
 Income taxes paid................................... $   174,588  $       --
                                                      ===========  ===========
Schedule of non-cash financing and investing
 transactions:
 Preferred stock issued in acquisition of Primal..... $       --   $ 3,404,076
                                                      ===========  ===========
 Net liabilities assumed in acquisition of Primal.... $       --   $   971,300
                                                      ===========  ===========
 Release of HBS escrow shares-employment and earn-
  out-agreements..................................... $    90,000  $   991,300
                                                      ===========  ===========
 Issuance of common stock for services............... $    68,750  $       --
                                                      ===========  ===========
 Issuance of notes receivable for common stock....... $ 1,091,736  $       --
                                                      ===========  ===========
 Issuance of preferred stock in connection with
  Primal Systems, Inc. settlement and
  related anticipated spin-off....................... $ 3,575,000  $       --
                                                      ===========  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General and Summary of Significant Accounting Principles

Business Activity

  Avery Communications, Inc. ("Avery"), a Delaware corporation, provides services through its operating subsidiaries, Hold Billing Services Company ("HBS"), Primal Solutions, Inc. ("PSI") and Wireless Billing Solutions (100% owned by PSI), doing business as Primal Billing Solutions ("Primal Billing Solutions"). Avery Communications, Inc. and its subsidiaries are collectively referred to as the "Company."

  Avery acquired PSI effective after the close of business on September 30, 1999 in a purchase transaction, and its operations are included in the accompanying financial statements from October 1, 1999. On August 1, 2000, the board of directors approved the spin-off of PSI. The spin-off of PSI was effective on February 12, 2001. Accordingly, the operations of PSI have been reflected as discontinued operations in the accompanying financial statements for all periods presented. Through PSI and its subsidiary, Primal Billing Solutions, the Company provides computer software programming, customization, program maintenance and product marketing for a variety of software languages and platforms. PSI also designs, develops and supports an integrated suite of client/server and browser-based software solutions focusing on customer acquisition and retention in the telecommunications industry primarily utilizing decision support software and Internet technologies.

  HBS provides billing and collection clearinghouse services to its telecommunications customers. Billing and collection services are performed by Local Exchange Carriers ("LEC's") which HBS administers pursuant to long-term contracts. HBS currently operates under contracts with all regional bell operating companies and various other independents. The contracts give HBS the capability of billing in 49 states and the District of Columbia.

Consolidation

  The accompanying consolidated financial statements include the accounts of Avery and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Statement of Cash Flows

  For purposes of the statements of cash flows, cash equivalents include time deposits, certificates of deposits, and all highly liquid debt instruments with original maturities of three months or less when purchased.

Property and Equipment

  Property and equipment are stated at cost. Depreciation and amortization are provided on the straight-line method over the assets' estimated useful life of five to seven years. Depreciation of property and equipment from continuing operations for the years ended December 31, 2000 and 1999 was $294,633 and $256,372, respectively. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized.

Long-Lived Assets

  The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of. In accordance with SFAS No. 121, long-lived assets are reviewed when events or changes in circumstances indicate that their carrying value may not be recoverable. There was no impairment of the value of such assets for the years ended December 31, 2000 or 1999.

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

Goodwill

  Goodwill results from the difference between the purchase price paid and liabilities assumed by Avery over the estimated fair market value of assets of HBS and subsequent increases to goodwill resulting from earn out payments. Initial goodwill is being amortized using the straight-line method over 15 years with additional goodwill from earn out payments being amortized over the remaining goodwill life. On an on-going basis, management reviews recoverability and the valuation and amortization of goodwill. As a part of this review, the Company considers the undiscounted projected future net cash flows in evaluating the goodwill. If the undiscounted future net cash flows were less than the stated value, goodwill would be written down to fair value.

  Amortization of goodwill from continuing operations for the years ended December 31, 2000 and 1999 was $251,856 and $226,140, respectively.

Investments

  Investments consist of an investment in preferred stock of $1,500,000 and an investment in common stock of $19,000. These investments are recorded at the lower of cost or fair value.

Purchased Contracts

  The direct costs of acquiring billing and collection contracts with LEC's are capitalized and amortized straight-line over the contract life, generally three to five years. Amortization of LEC contracts from continuing operations for the years ended December 31, 2000 and 1999 was $52,017 and $67,478, respectively.

Income Taxes

  The Company utilizes the asset and liability approach to accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Revenue Recognition

 Continuing Operations:

 Revenue and Cost Recognition, Billing Services, and Advance Funding Programs

  Billing Services--The Company recognizes billing services revenue when its customers' records are accepted by the LEC for billing and collection. Bills are generated by the LEC's and the collected funds are remitted to the Company, which in turn remits these funds, net of fees and reserves, to its billing customers. These reserves represent cash withheld from customers to satisfy future obligations on behalf of the customer. The obligations consist of local exchange carrier billing fees, bad debts, and sales and excise taxes. The Company records trade accounts receivable and service revenue for fees charged for its billing services. When the Company collects the customers' receivables from the LEC's, the Company's trade receivables are reduced by the amount corresponding to the Company's processing fees. The remaining funds are recorded as amounts due to customers and included in Deposits and other payables related to customers in the accompanying balance sheets. The Company also retains a reserve from its customers' settlement proceeds, calculated to cover accounts that the LEC's are unable to collect, including LEC billing fees and sales taxes, and are included in Deposits and other payables related to customers in the accompanying balance sheets.

  Advance Funding Programs--The Company offers participation in advance funding to qualifying customers through its advance payment program. Under the terms of the agreements, the Company purchases the

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES customer's accounts receivable for an amount equal to the face amount of the billing records submitted to the LEC by the Company, less various items including costs and expenses on previous billing records, financing fees, LEC charges, rejects and other similar items. The Company advances 50% to 75% of the purchased amount. The purchased accounts receivable are recorded at the gross amount (as Advance payment receivables). The amount due to the customer (included in Deposits and other payables related to customers in the accompanying balance sheets) is recorded as the purchased accounts receivable less amounts advanced, adjusted for various other reserve items. Financing charges are assessed until the Company recoups its initial payment.

 Discontinued Operations:

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

Debt Issuance Costs

  Financial advisory, accounting, legal and other expenses associated with the debt are amortized by the straight-line method over the term of the loans.

Stock Based Compensation

  The Company measures compensation cost for its stock based compensation plans under the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees. The difference, if any, between the fair value of the stock on the date of grant over the amount received for the stock is expensed over the related vesting period. Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, ("SFAS 123") requires companies electing to continue to use APB 25 to account for its stock-based compensation plan to make pro forma disclosures of net income (loss) and earnings (loss) per share as if SFAS 123 had been applied.

Net Income (Loss) Per Common Share

  Net income (loss) per common share is computed by dividing the net income
(loss), increased (decreased) by preferred stock dividends of $283,783 and $287,200 for the years ended December 31, 2000 and 1999, respectively, by the weighted average number of shares of common stock outstanding during the respective periods. The effect of the preferred stock dividend on the net income (loss) per common share was $0.03 per weighted average common share outstanding for both the years ended December 31, 2000 and 1999. Diluted earnings per share include the effect of all dilutive options and warrants and instruments convertible into common stock. During the years ended December 31, 2000 and 1999, the effect of outstanding warrants and options and convertible securities on the computation of net income (loss) per share was dilutive and, therefore, was included in the computation of diluted weighted average shares.

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

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

Fair Value of Financial Instruments

  The recorded amounts of financial assets and liabilities at December 31, 2000 and 1999 approximate fair value based on the Company's incremental borrowing rate or due to the relatively short period of time between origination of the instruments and their expected realization.

2. Discontinued Operations

The Corsair Transaction

  In February 1999, Corsair Communications, Inc. ("Corsair") and its wholly owned subsidiary, Subscriber Computing, Inc., ("Subscriber") sold substantially all of the assets relating to Subscriber's Communication Resource Manager billing system and Intelligent Message Router to Primal Billing Solutions, a wholly owned subsidiary of Primal Systems, Inc. Primal Systems, Inc. changed its name to Primal Solutions, Inc. concurrent with its acquisition by Avery after the close of business on September 30, 1999. As consideration for Primal Billing Solutions entering into the Corsair transaction, Corsair paid $1,000,000 cash to Primal Billing Solutions. Corsair also agreed to loan Primal Billing Solutions the difference between the assets and liabilities acquired by Primal Billing Solutions, plus $200,000 cash. The terms of the note were 10% annual interest, five-year amortization, and payment in full required in May 2001. Avery guaranteed the obligations of Primal Billing Solutions, including the note payable to Corsair in the amount of $2,238,242. The Corsair transaction was entered into in contemplation of Avery's acquisition of Primal Systems, Inc. discussed below. Primal Billing Solutions recorded the acquisition under the purchase method of accounting, acquiring assets at fair value of $4,581,889 and assuming liabilities of $2,343,647 in addition to the note payable to Corsair. There was no goodwill recorded in connection with this transaction.

  In January 2001, Primal amended the terms of and refinanced the Corsair note payable originally due in May 2001. Also, certain other liabilities due to Corsair totaling $50,528 were added to the principal balance of the amended note. The interest rate of the amended note will increase to 16% starting in May 2001 and the note is payable in approximately 36 monthly installments, beginning January 2001, and matures May 2004.

The Primal Acquisition

  In March 1999, Avery entered into a merger agreement with Primal Systems, Inc. and certain shareholders of Primal Systems, Inc. Pursuant to this agreement, Primal Systems, Inc. was purchased effective after the close of business on September 30, 1999. At the time of the merger, Avery issued 3,890,373 shares of Avery's convertible preferred stock in exchange for all of the issued and outstanding shares of Primal Systems, Inc. Of this amount, 1,945,188 shares was held in escrow, to be issued to Primal Systems, Inc.'s shareholders based upon the operating performance of Primal Systems, Inc. from August 1, 1999 through July 31, 2000. Upon meeting certain operating performance thresholds by Primal Systems, Inc. during this period, the Primal Systems, Inc. shareholders may have received up to a maximum of 4,000,000 additional shares of Avery convertible preferred stock as additional consideration for the merger. In addition, upon Primal Systems, Inc.'s satisfaction of certain operating performance levels during this period, certain shareholders of Primal Systems, Inc. would have had the right in September through October, 2000 to require Avery to repurchase up to 1,550,000 shares of Avery common stock issued upon the conversion of Avery preferred stock received in the merger for the purchase price of $2.50 per share.

  The transaction was accounted for using the purchase method of accounting with revenues and expenses of Primal Systems, Inc. being included in the Company's operations from the acquisition date. The stock issued in the merger was valued at $3,404,076 using the closing price of Avery's common stock on the acquisition date plus other acquisition costs of $356,845. The Company acquired assets at fair value of $4,421,356 and assumed liabilities of $5,393,230. The Company recorded goodwill of $4,732,795 in connection with this transaction, which includes the expenses incurred to consummate the transaction.

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

  In August 2000, in accordance with the terms of the Preliminary PSI Distribution Agreement, the Company issued an additional 3,236,521 shares of Avery's Series F preferred, which resulted in an additional $3,575,000 of goodwill.

  Mark J. Nielsen, the Company's former President and Chief Executive Officer, was the Chairman of the Board and a significant shareholder of Primal Systems, Inc. at the time of its acquisition by the Company.

The Primal Spin-off

  On August 1, 2000, the Board of Directors of Avery approved the spin-off of PSI. The decision revised its plan announced February 29, 2000 to spin-off HBS, its local exchange carrier billing clearinghouse business. The decision to spin-off PSI instead of HBS was motivated primarily by the expectation that Avery shareholders would pay less in taxes under a spin-off of PSI than would have been the case with a spin-off of HBS. Prior filed annual financial statements reflect HBS as discontinued operations.

  Under the terms of the spin-off agreement with PSI, which became effective February 12, 2001, each common shareholder of the Company on the payment date of the spin-off received one share of Primal common stock for each share of the Company's common stock held on that date. In addition, owners of shares of Avery's Series A, B, C, D or E convertible preferred stock received Primal common stock, in the amount of the preferred stock's common stock equivalent for each share of Avery preferred stock held on the payment date of the spin-off. The spin-off will be recorded at book value for accounting purposes since PSI is an ongoing business.

  The board of directors approved the spin-off primarily due to the fact that it appears that investors will be better able to understand and value the PSI and HBS businesses in separate entities rather than being combined into one entity. The exercise and conversion price of outstanding stock warrants, options and convertible securities was adjusted to reflect the spin-off. The valuation of the PSI stock to be distributed was determined through an appraisal of the PSI business. The spin-off is a taxable transaction for federal income tax purposes. As part of the transaction, the original PSI owners have received 15% and 32% of Avery and PSI, respectively, on a fully diluted basis. In addition, the former PSI shareholders have waived their right for Avery to repurchase 1,550,000 shares of their Avery stock and Avery has provided $4.0 million in working capital to PSI.

  The financial information contained in these financial statements present PSI as a discontinued operation due to the spin-off. Accordingly, the amounts in the statements of operations through the provision for income taxes are HBS's plus expenses of Avery.

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

  At December 31, 2000 and 1999 the net current assets (liabilities) and net long-term assets of PSI were as follows:

                                                             December 31,
                                                        -----------------------
                                                           2000        1999
                                                        ----------- -----------

Current assets
Cash................................................... $ 1,844,767 $ 1,710,996
Trade accounts receivable..............................   1,770,317     993,406
Other current assets...................................     312,548     366,088
                                                        ----------- -----------
Total current assets...................................   3,927,632   3,070,490
                                                        ----------- -----------

Current liabilities
Current portion of capital lease obligations...........     237,204      89,577
Current portion of notes payable.......................     512,572     473,252
Trade accounts payable.................................     403,872     346,932
Accrued liabilities....................................   1,030,356     852,095
Deferred revenue.......................................   1,074,008   1,023,605
                                                        ----------- -----------
Total current liabilities..............................   3,258,012   2,785,461
                                                        ----------- -----------
Net current assets of discontinued operations.......... $   669,620 $   285,029
                                                        =========== ===========

Property and equipment
Computer equipment and software........................ $ 2,257,142 $ 1,524,626
Furniture and fixtures.................................     115,943     107,650
Accumulated depreciation and amortization..............   (571,665)     (23,431)
                                                        ----------- -----------
Total property and equipment...........................   1,801,420   1,608,845
                                                        ----------- -----------
Other assets and long-term liabilities

Goodwill, net.........................................   7,219,072    4,413,559
Capital lease obligations.............................     (75,555)     (62,046)
Notes payable.........................................  (1,219,728)  (1,728,108)
Acquisition costs.....................................         --       150,025
Other.................................................      21,627       61,552
                                                       -----------  -----------
Total other assets, net...............................   5,945,416    2,834,982
                                                       -----------  -----------
Net long-term assets of discontinued operations....... $ 7,746,836  $ 4,443,827
                                                       ===========  ===========

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

  The operating results of PSI for the year ended December 31, 2000 and three months ended December 31, 1999 are as follows:

                                      Twelve-months ended  Three-months ended
                                       December 31, 2000   December 31, 1999
                                      -------------------  ------------------
Operating revenues...................         $ 9,515,805         $ 4,547,703
Cost of revenues.....................          (4,941,567)         (1,069,108)
                                              -----------         -----------
 Gross profit........................           4,574,238           3,478,595
Selling, general and administrative
 expenses............................          (9,509,826)         (1,787,241)
                                              -----------         -----------
 Income (loss) from operations.......          (4,935,588)          1,691,354
Other expense, net...................            (194,869)            (64,786)
                                              -----------         -----------
 Income (loss) before income tax
  provision..........................          (5,130,457)          1,626,568
 Income tax (expense) benefit........           1,429,970            (667,809)
                                              -----------         -----------
 Net income (loss)...................         $(3,700,487)        $   958,759
                                              ===========         ===========

  PSI was acquired effective after the close of business on September 30, 1999, and accordingly the results of operations for the year ended December 31,1999 include only three months of PSI operations.

3. Investments

  The Company invested $1,500,000 in 1,500,000 preferred shares of a company for which Avery's Chief Executive Officer is also the controlling shareholder and Chief Executive Officer. The preferred stock earns cumulative dividends at 10% and it is mandatory that they be redeemable for $1.00 per share on the fifth anniversary after the date of issuance. The first two years of dividends can be paid in the form of additional preferred stock. The Company also invested $19,000 to acquire 1,900,000 common shares in another entity. Avery's Chief Executive Officer is the controlling stockholder and a director of this entity.

4. Notes Receivable due from Related Parties

  The Company previously advanced $400,000 to an employee. This amount is due December 9, 2001, bears interest at 9% payable monthly, and is secured by Avery common stock.

  The Company also loaned $183,272 to employees to fund taxes due on the exercise of certain options. These amounts bear interest at 6.6%, due in October 2002, and are unsecured.

  The Company also advanced $1,900,000 to the same entity it owns 1,900,000 common shares discussed above. The related notes bear interest at 10% per annum are due March 31, 2001 and are unsecured. These notes are expected to be converted to equity in 2001.

  In connection with the anticipated spin-off of Primal, the Company advanced certain former PSI stockholders $1,563,500. The notes are non-recourse, bear interest at 6.6% per annum and are due in August 2002. The loans are secured by the Company's 2,150,493 shares of Series G preferred stock, which are owned by the former PSI stockholders.

5. Short-Term Debt Obligations

  The Company had a $10,000,000 revolving note payable-line of credit with a financial institution. Interest was payable monthly at the prime rate plus 1.5% (10% at December 31, 1999) and the principal, if any, was due March 25, 2000. The note was paid off in September 2000. The note was secured by substantially all the assets

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES of HBS. The line of credit agreement contained certain covenants that required the Company to maintain a certain financial ratio related to debt servicing and to limit capital expenditures and additional indebtedness. During 1999, the Company was in violation of the capital expenditure limitation and received a waiver for this violation.

6. Notes Payable

  Notes payable at December 31, 2000 and 1999 are as follows:

                                                                2000      1999
                                                              --------  --------
   Note payable to third party bearing interest at 12% per
    annum, payable quarterly; principal and any unpaid
    interest originally due September 30, 1996, now due on
    demand..................................................  $  6,667  $  6,667
   Note payable to related party bearing interest at 12% per
    annum, principal due December 10, 2002, convertible to
    common stock at a price of $1.25 per share at any time,
    unsecured. Principal at December 31, 2000 and 1999 is
    $350,000 adjusted for a discount for warrants issued in
    connection with the note based on imputed interest rate
    of 20%..................................................   333,475   325,195
                                                              --------  --------
                                                               340,142   331,862
   Less current maturities..................................     6,667     6,667
                                                              --------  --------
   Long-term portion........................................  $333,475  $325,195
                                                              ========  ========

  Principal amounts due on notes payable at December 31, 2000 are as follows:

     2001...................................................  $  6,667
     2002...................................................   350,000
                                                              --------
     Total..................................................   356,667
     Loan discounts.........................................   (16,525)
                                                              --------
     Total..................................................  $340,142
                                                              ========

7. Concentration of Credit Risk and Significant Customers

  At December 31, 2000, five customers represented approximately 91% of trade receivables and six customers represented 91% of HBS's outstanding advanced payment receivables. At December 31, 1999, six customers comprised approximately 92% of trade receivables and five customers accounted for approximately 93% of HBS's outstanding advanced payment receivables. Credit risk with respect to trade accounts receivable generated through billing services is limited as the Company collects its fees through receipt of all its customers' cash directly from LEC's. The credit risk with respect to the purchase of accounts receivable is reduced as the Company only advances 50% to 75% of the gross accounts receivable purchased. Management evaluates accounts receivable balances on an on-going basis and provides allowances as necessary for amounts estimated to eventually become uncollectible. In the event of complete non-performance of accounts receivable, the maximum exposure to the Company is the recorded amount shown on the balance sheet.

  Under its billing contracts with the LEC's, the Company is obligated to pay refunds due by HBS's customers to the LEC's if they are assessed. Accordingly, to the extent that the Company is unable to recover refunds from its customers and to the extent that it is holding insufficient reserves of its customers to cover these refunds, the Company will be financially responsible for these refunds.

  The Company is at risk to the extent that cash held at banks exceeds the Federal Deposit Insurance Corporation insured amounts. Cash in excess of these limits amounted to approximately $6,416,000 and $5,622,000 at December 31, 2000 and 1999, respectively. The Company minimizes this risk by placing its cash with high credit quality financial institutions.

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

8. Stockholders' Equity (Deficit) and Redeemable Preferred Stock

  The Company had the following series of preferred stock outstanding as of December 31, 2000 and 1999.

  The preferred stock Series' A, B, C, D and E contain a conditional mandatory redemption feature and at December 31, 2000 are classified as redeemable preferred stock in the accompanying Balance Sheet. Beginning in 1998 and continuing from year to year thereafter, once audited stockholders' equity increased by $7,000,000, as compared to the December 31, 1996 stockholders' equity balance of $1,295,437, the Company would redeem the outstanding shares in each series on or before the first September 30 following that audited balance sheet date. Each series has a liquidation preference of $1.00 per share together with all unpaid dividends. Each series also includes a conversion feature. This feature provides for the preferred stockholder to convert their shares into common stock at a stated conversion price as follows: Series A and C $2.50 per share, Series B and E $1.00 per share, and Series D $2.00 per share. The preferred stock Series D contains additional mandatory redemption provisions which are enacted based upon the sale of HBS. Series A, B, C, D and E preferred stock are automatically convertible at the earlier of 1) a vote of 2/3 of the shares of the respective series outstanding, or 2) the closing of an initial public offering of at least $5 per share and at least $7,000,000 in aggregate proceeds.

  The preferred stock Series F is participating and convertible. The participating feature entitles the holders to participate, on a "if converted" basis, in any and all dividends paid with respect to the common stock. The conversion feature associated with the Series F provides for the issuance of one share of common stock for every share of preferred Series F issued. The Series F preferred stock has a liquidation preference of $0.01 per share. In accordance with the terms of the Preliminary PSI Distribution Agreement, in August 2000, an additional 3,236,531 shares of Avery's Series F preferred stock were issued to the former PSI stockholders. Immediately subsequent to the issuance of the 3,236,521 shares, the Company exchanged all of the outstanding shares (7,126,894) of the Company's Series F preferred stock for 7,126,894 shares of the Company's Series G preferred stock, pursuant to the Preliminary PSI Distribution Agreement.

  The preferred stock Series G is identical to the Series F preferred stock except that (i) it will have one vote for each share of the Company's common stock into which it is convertible as a single class, (ii) is not entitled to participate in the distribution rights by the Company of the shares of the PSI common stock to the Company's security holders and (iii) is not convertible into the Company's common stock until the earlier of the date of the distribution or the termination of the Preliminary PSI Distribution Agreement.

  Dividends are payable, as and if declared by the Board of Directors, at an annual rate of $0.10 per share (Series A and D) and $0.12 per share (Series B, C and E), all payable quarterly. There is no dividend for either Series F or G.

9. Income Taxes

  Income taxes for the years ended December 31, 2000 and 1999 consists of the following:

                                                            2000       1999
                                                         ----------  ---------
Federal.................................................
 Current................................................ $1,190,174  $ 255,673
 Deferred...............................................   (130,292)  (904,246)
                                                         ----------  ---------
  Total.................................................  1,059,882   (648,573)
                                                         ----------  ---------
State...................................................
 Current................................................ $  314,547  $     --
 Deferred...............................................    (61,184)       --
                                                         ----------  ---------
  Total.................................................    253,363        --
                                                         ----------  ---------
Income tax (expense) benefit............................ $1,313,518  $(648,573)
                                                         ==========  =========

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

  A reconciliation of the federal income tax provision (benefit) based on the U.S. Corporate income tax rate of 34% for the years ended December 31, 2000 and 1999 is as follows:

                                                          2000        1999
                                                       ----------  ----------
Income tax provision (benefit) at statutory rate...... $1,236,500  $  363,709
Net operating loss utilized...........................    (57,460)   (67,097)
Change in deferred tax rate...........................        --       89,124
Other.................................................        --       19,144
Change in valuation allowance.........................   (199,195) (1,053,453)
State income taxes....................................    167,220         --
Adjustment to prior year current taxes................   (218,736)        --
Items permanently not deductible for Federal Income
 tax purposes.........................................    385,189         --
                                                       ----------  ----------
Income tax expense (benefit).......................... $1,313,518  $ (648,573)
                                                       ==========  ==========

  Deferred tax assets and liabilities at December 31, 2000 and 1999 are as follows:

                                                          2000        1999
                                                       ----------  ----------
Current deferred tax asset............................ $  565,562  $  573,281
Valuation allowance for current deferred tax asset....        --     (199,195)
                                                       ----------  ----------
Net current deferred tax asset........................ $  565,562  $  374,086
                                                       ==========  ==========

  The current deferred tax asset results primarily from differences in contingency and valuation reserves for financial and federal income tax reporting purposes and other amounts not currently deductible for Federal income tax reporting purposes.

10. Related Party Transactions and Other Events

  In December 1997, the Company entered into a five-year $350,000 note payable with a company for which its Chief Executive Officer is also a member of the board. The note bears interest at 12%, is convertible to common stock and contains warrants for 175,000 shares of common stock at $1.50 exercise price. The outstanding note balance at December 31, 2000 is $333,475.

  During December 1998, the Company advanced $400,000 to an HBS employee at 9% interest.

  In December 1998, Avery's Board of Directors authorized Avery to repurchase any or all of its outstanding warrants for a price of $1.00 per underlying share. In December 1998, Avery repurchased warrants held by an entity controlled by its Chief Executive Officer to purchase 100,000 shares of common stock at an exercise price of $1.50 per share. The $100,000 amount was recorded as compensation in 1998. During 1999, an additional 621,736 warrants and options with $1.50 exercise prices were repurchased from entities controlled by the Company's Chief Executive Officer for a price of $1.00 per underlying share. $300,000 was recorded as compensation, with $321,736 being recorded as financing fees.

  At the close of business on September 30, 1999, the Company purchased Primal Systems, Inc. Mark Nielsen, President and Chief Executive Officer of the Company, was Chairman of the Board and a significant shareholder of Primal Systems at the time of the purchase.

  In October 2000, the Company authorized the exercise of all outstanding options and warrants at $0.50 per underlying share. At the same time, the Company offered to finance the exercise of the options and certain

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES warrants with notes receivable, due in 2002 at 6.6% per annum. As a result of that offer, 764,754 shares of the Company stock were acquired for cash of $387,000 and 1,674,041 shares were acquired by loans from the Company totaling $1,092,000.

  The Company invested $1,500,000 in the preferred stock in an entity for which its Chief Executive Officer is also Chief Executive Officer and president (see note 3).

  The Company also acquired 1,900,000 common shares and loaned $1,900,000 to an entity in which Avery's Chief Executive Officer is a director (see notes 3 and 4).

11. Stock Options and Warrants

  Effective September 17, 1999, the Board of Directors approved a qualified employee stock option plan for the Company (the "Plan"). Under the Plan, the Company may grant options for up to 1.5 million shares of common stock. The exercise price of each option may not be less than the fair market value of common stock at the date of grant, without approval of the Board of Directors. Options are exercisable according to the terms set out in the option agreement, not to exceed 10 years. At December 31, 2000 and 1999, there were a total of 393,000 and 1,148,150 options outstanding under the Plan, respectively.

  In addition, the Company has issued stock options outside of the Plan to employees, directors and others as compensation for services provided to the Company as well as options which are non-compensatory in nature. During 2000, the Company issued 465,500 options as compensation to employees and directors and 200,000 options to service providers as compensation for consulting and other services provided during 2000. In connection with options issued to employees, a number of which had exercise prices below market value and other options previously issued that were repriced, the Company has recorded $848,288 of compensation expense in 2000. The reduction in exercise price was contingent upon the exercise of the underlying option. In connection with options issued to service providers as compensation, the Company has recognized $239,819 of professional service costs in 2000 and $0 in 1999.

  A summary of changes in the Company's compensatory and non-compensatory options follows:

                            Compensatory       Non Compensatory   Combined Total
                         -------------------- ------------------- --------------
                                     Weighted            Weighted
                                     Average             Average
                                     Exercise            Exercise
                          Options     Price    Options    Price      Options
                         ----------  -------- ---------  -------- --------------
Outstanding at
 12/31/98...............  1,985,000   $ --    1,728,552   $ --       3,713,552
Purchase of option......        --      --     (621,736)   1.26       (621,736)
Granted.................  1,257,777    1.56      70,000    1.50      1,327,777
Exercised...............        --      --          --      --             --
Forfeited...............        --      --     (121,666)   1.50       (121,666)
                         ----------           ---------             ----------
Outstanding at
 12/31/99...............  3,242,777           1,055,150              4,297,927
Granted.................    665,500    1.81      29,167    1.50        694,667
Purchase of option......        --      --          --      --             --
Exercised............... (1,770,955)   1.48    (821,008)   1.26     (2,591,963)
Forfeited...............   (369,332)   1.56     (50,000)   3.00       (419,332)
                         ----------           ---------             ----------
Outstanding at
 12/31/00...............  1,767,990    1.91     213,309    1.91      1,981,299
                         ==========           =========             ==========

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

  The following table summarizes information about compensatory options outstanding at December 31, 2000:

                         Options Outstanding                          Options Exercisable
                     ----------------------------                -----------------------------
        Range of                  Weighted Avg.
        Exercise       Number       Remaining     Weighted Avg.    Number      Weighted Avg.
         Prices      Outstanding Contractual Life Exercise Price Exercisable Exercisable Price
        --------     ----------- ---------------- -------------- ----------- -----------------
     $1.50 -- $2.69   1,767,990      5 years          $1.91       1,767,990        $1.91

  The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB25"), in accounting for its compensatory options and has valued options issued below market value, according to their intrinsic value. Had employee compensation cost for the Company's stock options been determined consistent with FASB statement No. 123, "Accounting for Stock Based Compensation", the Company's net income (loss) and net income (loss) per share would have been (decreased) increased to the pro forma amounts indicated below:

                                               Years ended December
                                                       31,
                                              -----------------------
                                                 2000         1999
                                              -----------  ----------
     Net income (loss)            As reported $(1,377,238) $2,677,065
                                    Pro forma $(2,553,262) $2,126,579
     Net income (loss) per share  As reported
                                        Basic $     (0.18) $     0.28
                                      Diluted $     (0.09) $     0.23
                                    Pro forma
                                        Basic $     (0.31) $     0.21
                                      Diluted $     (0.22) $     0.19

  The fair value of all compensatory options issued during 2000 and 1999 was $389,331 (excluding any impact of APB25 recorded compensation in connection with employees in 2000) and $550,486, respectively. The weighted average fair value per share of compensatory options issued during 2000 was $0.58.

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for grants in 2000; dividend yield at 0%, expected volatility at 119%, risk free interest rate of 6.5%, and an expected life of 1-5 years. The following assumptions were used for grants in 1999; dividend yield of 0%, expected volatility of 100%, risk free interest rate of 6%, and an expected life of 2-5 years.

12. 401(k) Plan

  The Company initiated a 401(k) Plan ("Plan") which covers substantially all of Avery's and HBS's employees. Employees can contribute up to $10,500 for 2000 and $10,000 for 1999. Avery matches contributions to the Plan at $0.50 per dollar up to 4% of employee's compensation and may make additional discretionary contributions. During 2000 and 1999, $28,582 and $27,670, respectively was contributed to the Plan for the benefit of the Company's employees.

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

13. Commitments and Contingencies

Continuing Operations:

  The Company has entered into various non-cancelable operating leases related to office space. At December 31, 2000, future minimum lease payments required under the operating leases are as follows:

      Year ended December 31,
      -----------------------
      2001............................................................. $108,462
      2002.............................................................  108,462
                                                                        --------
        Total minimum lease payments................................... $216,924
                                                                        ========

  Rent expense for the years ended December 31, 2000 and 1999 amounted to $108,462 for both years.

  HBS is obligated to pay minimum usage charges over the lifetime of most LEC billing contracts. Each contract has a minimum usage amount that relates to HBS's customers' sales volume to be processed through the LEC. HBS does not expect to incur any losses with respect to these minimum usage requirements. The remaining minimum usage for significant contracts at December 31, 2000 is as follows:

                                                      Amount        Expires
                                                      ------        -------
      Contract 1................................... $2,600,000 March 1, 2001
      Contract 2...................................    300,000 January 1, 2003
      Contract 3...................................    312,000 February 29, 2003
      Others.......................................    830,000 2001 - 2003
                                                    ----------
                                                    $4,042,000
                                                    ==========

  The Company's guarantee of Primal's note payable to Corsair, (see note 2), which had a remaining balance of $1,645,866 as of December 31, 2000, is still in effect after the Company's distribution of Primal's common stock to its security holders.

  HBS files consolidated sales and excise tax returns on behalf of its customers for the various municipal, state and Federal jurisdictions in which its customers do business. HBS relies on monthly tax reports it receives from the LEC's in reporting and remitting such taxes. HBS's customers are contractually obligated to reimburse HBS for any disputes with taxing authorities that may arise from filing the sales and excise tax returns on behalf of their customers. HBS is contingently liable for any such disputes or assessments if its customers are unable or unwilling to honor the contract provisions. There were no such disputes at December 31, 2000. HBS is also contingently liable for charge backs from the LEC's, to the extent such charge backs exceed HBS's reserves for such charge backs. This contingent liability is increased when HBS discontinues business with a particular customer.

  In connection with the acquisition of HBS, two of the previous partners of HBS entered into contingent incentive compensation agreements with HBS under which a total of 666,664 shares were issuable based on HBS achieving certain pre-tax income levels (as defined). Prior to 1998, 166,664 shares were earned pursuant to these compensation agreements. During 2000 and 1999, 83,333 and 416,665 shares, respectively, were earned pursuant to these contingent incentive compensation agreements. These shares are reflected as compensation and an increase in stockholders equity, and are included in the increase in equity of $90,000 and $991,300 as of December 31, 2000 and 1999, respectively, in the accompanying financial statements. At December 31, 2000, no additional shares can be earned under these agreements.

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

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

  From time to time, HBS is party to what it believes is routine litigation and proceedings that may be considered as part of the ordinary course of its business. Currently, HBS is not aware of any current or pending litigation or proceedings that would have a material adverse effect on HBS's business, results of operations or financial condition.

14. Subscription Notes Receivables

  The Company issued notes receivable to certain option and warrant holders totaling $1,092,000 in connection with the exercise of their options and warrants. The notes receivable are secured by the Company's common stock, bear interest at 6.6% per annum and are due in October 2002. The notes have been offset against stockholders equity in the accompanying balance sheet.

15. Subsequent Events

  On February 12, 2001, Avery distributed 100% of the outstanding capital stock of Primal to its security holders. Accordingly, as of such date, Avery had no further ownership interest in Primal or its subsidiary, Wireless Billing Systems.

  Of the capital stock distributed, Avery distributed 32% to the seven original stockholders of Primal at the time of Primal's acquisition in redemption of 4,976,401 shares of the Company's Series G voting preferred stock issued to these persons in connection with the Company's acquisition of Primal. As part of the distribution, the exercise prices of Avery's outstanding options and the conversion prices of Avery's convertible securities were adjusted to reflect the distribution. As a result of such adjustments, on February 12, 2001, Avery had a total of 16,002,540 shares of common stock outstanding and reserved for issuance upon the exercise of options and the conversion of convertible securities. Accordingly, the conversion price of the Series G preferred stock was decreased from $1.00 to $0.895896, and the 2,150,493 shares of the Series G voting preferred stock held by the original Primal stockholders became convertible into an aggregate 2,400,381 shares of Avery's common stock, or 15% of the total 16,002,540 shares of Avery' common stock outstanding and reserved for issuance upon the exercise of options outstanding and the conversion of convertible securities outstanding on such date.

  On March 9, 2001, HBS Billing Services' largest customer, which accounted for 57% of its call records processed in 2000, filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code in connection with the reorganization of its parent company. As of April 2, 2001, the filing has had no material adverse effect on HBS Billing Services' business relationship with this customer, and, based upon conversations between the managements of the two companies, we do not presently anticipate that this filing will materially adversely affect the relationship with this company in the immediate future.

                                 EXHIBIT INDEX

 Exhibit
 Number                          Description of Document
 -------                         -----------------------
  2.1    Partnership Interest Purchase Agreement dated as of May 3, 1996, by and among Avery Communications, Inc., Avery Acquisition Sub, Inc.,
          Hold Billing Services, Ltd., Hold Billing & Collection, L.C., Joseph
          W. Webb, James A. Young, Edward L. Dunn, Philip S. Dunn,
          Harold D. Box, and David W. Mechler, Jr. (filed as Exhibit 2.1 to
          Avery's Registration Statement on Form SB-2 (File No. 333-65133) (the
          "Prior Registration Statement") and incorporated herein by reference thereto)

  2.2 First Amendment to Partnership Interest Purchase Agreement by and between Avery Communications, Inc., Avery Acquisition Sub, Inc., Hold
          Billing Services, Ltd., Hold Billing & Collection, L.C., Joseph W.
          Webb, James A. Young, Edward L. Dunn, Philip S. Dunn, Harold D. Box and David W. Mechler, Jr. (filed as Exhibit 2.2 to the Prior
          Registration Statement and incorporated herein by reference thereto)

  2.3 Partnership Interest Option Agreement dated as of May 3, 1996, by and among Avery Communications, Inc., Avery Acquisition Sub, Inc., Harold
          D. Box and David W. Mechler, Jr. (filed as Exhibit 2.3 to the Prior
          Registration Statement and incorporated herein by reference thereto)

  2.4    First Amendment to Partnership Interest Option Agreement dated as of
          October 15, 1996, by and among Avery Communications, Inc., Avery
          Acquisition Sub, Inc., Harold D. Box, and David W. Mechler, Jr.
          (filed as Exhibit 2.4 to the Prior Registration Statement and incorporated herein by reference thereto)

  2.5 Agreement and Plan of Merger, dated as of March 19, 1999, by and among Avery Communications, Inc., ACI Telecommunications Financial Services
          Corporation, Primal Systems, Inc., Mark J. Nielsen, John Faltys,
          Joseph R. Simrell and David Haynes (the "Primal Merger Agreement")
          (filed as Exhibit 2.5 to the Prior Registration Statement and incorporated herein by reference thereto)

  2.6 Amendment No. 1 to the Primal Merger Agreement (filed as Exhibit 2.6 to the Prior Registration Statement and incorporated herein by reference thereto)

  2.7 Amendment No. 2 to the Primal Merger Agreement (filed as Exhibit 2.1 to the registrant's Current Report on Form 8-K, dated
          September 27, 1999, and incorporated herein by reference thereto)

  2.8    Primal Solutions, Inc. Preliminary Distribution Agreement (the
          "Distribution Agreement"), dated July 31, 2000, by and among Avery
          Communications, Inc., a Delaware corporation, Primal Solutions, Inc., a Delaware corporation, John Faltys, Joseph R. Simrell, David Haynes,
          Mark J, Nielsen, Arun Anand, Murari Cholappadi, Sanjay Gupta,
          Thurston Group, Inc., a Delaware corporation, Patrick J. Haynes, III and Scot M. McCormick (filed as Exhibit 2.1 to Avery's Form 8-K dated
          August 31, 2000 (the "Primal Form 8-K") and incorporated by reference herein)

  2.9 Form of Non-Recourse Promissory Note, which is attached as Exhibit 5-A to the Distribution Agreement (filed as Exhibit 2.2 to the Primal
          Form 8-K and incorporated by reference herein)

  2.10 Form of Pledge Agreement, which is attached as Exhibit 5-B to the Distribution Agreement (filed as Exhibit 2.3 to the Primal Form 8-K and incorporated by reference herein)

  2.11   Form of Irrevocable Proxy for Thurston Group, Inc., Patrick J. Haynes
          III and their affiliates relating to the common stock of Primal, which is attached as Exhibit 9-A to the Distribution Agreement (filed as Exhibit 2.4 to the Primal Form 8-K and incorporated by reference herein)

  2.12 Form of Irrevocable Proxy for the Old Primal Stockholders relating to the common stock of Avery, which is attached as Exhibit 9-B to the Distribution Agreement (filed as Exhibit 2.5 to the Primal Form 8-K and incorporated by reference herein)

 Exhibit
 Number                         Description of Document
 -------                        -----------------------
  2.13   Indemnification Agreement, dated July 31, 2000, by and between Avery
          Communications, Inc., a Delaware corporation, John Faltys, Joseph R.
          Simrell, and David Haynes (filed as Exhibit 2.6 to the Primal Form
          8-K and incorporated by reference herein)
  3.1    Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the
          Prior Registration Statement and incorporated herein by reference thereto)
  3.2    Amended and Restated Bylaws (filed as Exhibit 3.2 to the Prior
          Registration Statement and incorporated herein by reference thereto)
  3.3    Certificate of Designation of Series A Junior Convertible Redeemable
          Preferred Stock (filed as Exhibit 3.3 to Avery's Registration
          Statement on Form SB-2 (File No. 333-57336) (the "Resale
          Registration Statement") and incorporated herein by reference thereto)
  3.4    Certificate of Designation of Series B Junior Convertible Redeemable
          Preferred Stock (filed as Exhibit 3.4 to the Resale Registration
          Statement and incorporated herein by reference thereto)
  3.5    Certificate of Designation of Series C Junior Convertible Redeemable
          Preferred Stock (filed as Exhibit 3.5 to the Resale Registration
          Statement and incorporated herein by reference thereto)
  3.6    Certificate of Designations of Series D Senior Cumulative Convertible
          Redeemable Preferred Stock (filed as Exhibit 3.6 to the Resale
          Registration Statement and incorporated herein by reference thereto)
  3.7    Certificate of Designations of Series E Junior Convertible Redeemable
          Preferred Stock (filed as Exhibit 3.7 to the Resale Registration
          Statement and incorporated herein by reference thereto)
  3.8    Certificate of Designations of Series G Junior Participating
          Convertible Voting Preferred Stock (filed as Exhibit 3.8 to the
          Resale Registration Statement and incorporated herein by reference thereto)
  3.9    Certificate of Designations of Series H Convertible Preferred Stock
          (filed as Exhibit 3.9 to the Resale Registration Statement and
          incorporated herein by reference thereto)
  3.10   Certificate of Decrease in Authorized Number of Shares of Series of
          Preferred Stock (filed as Exhibit 3.10 to the Resale Registration
          Statement and incorporated herein by reference thereto)
  4.1    Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Prior
          Registration Statement and incorporated herein by reference thereto)
  4.2    Form of Warrant Exchange and Exercise Agreement (filed as Exhibit 4.2 to the Prior Registration Statement and incorporated herein by reference thereto)
  4.3    Form of Warrant Exercise and Securities Exchange Agreement for
          $800,000 Bridge Loan Notes (filed as Exhibit 4.3 to the Prior
          Registration Statement and incorporated herein by reference thereto)
  4.4    Form of Warrant Exercise and Securities Exchange Agreement for
          $1,050,000 Promissory Note (filed as Exhibit 4.4 to the Prior
          Registration Statement and incorporated herein by reference thereto)
  4.5    Form of Warrant Exercise and Securities Exchange Agreement for
          $340,000 Promissory Notes (filed as Exhibit 4.5 to the Prior
          Registration Statement and incorporated herein by reference thereto)
  4.6    Registration Rights Agreement by and among Avery Communications, Inc.
          and Joseph W. Webb, James A. Young, Edward L. Dunn, Philip S. Dunn,
          Harold D. Box, and David W. Mechler, Jr. dated November 15, 1996
          (filed as Exhibit 4.6 to the Prior Registration Statement and incorporated herein by reference thereto)
  4.7    Registration Rights Agreement by and between Avery Communications,
          Inc. and The Franklin Holding Corporation (Delaware) dated May 30,
          1997 (filed as Exhibit 4.7 to the Prior Registration Statement and incorporated herein by reference thereto)

 Exhibit
 Number                          Description of Document
 -------                         -----------------------
  4.8    Registration Rights Agreement by and between Avery Communications,
          Inc. and Roger Felberbaum dated December 5, 1996 (filed as Exhibit
          4.8 to the Prior Registration Statement and incorporated herein by reference thereto)
  4.9    Registration Rights Agreement by and between Avery Communications,
          Inc. and Giulio Curiel dated December 31, 1996 (filed as Exhibit 4.9 to the Prior Registration Statement and incorporated herein by reference thereto)
  4.10   Registration Rights Agreement by and between Avery Communications,
          Inc. and Sabina International S.A. dated December 31, 1996 (filed as
          Exhibit 4.10 to the Prior Registration Statement and incorporated herein by reference thereto)
  4.11   Form of Investor Warrant (filed as Exhibit 4.11 to the Prior
          Registration Statement and incorporated herein by reference thereto)
  4.12   Registration Rights Agreement by and between Avery Communications,
          Inc. and Thomas A. Montgomery dated January 24, 1997 (filed as
          Exhibit 4.12 to the Prior Registration Statement and incorporated herein by reference thereto)
  4.13   Registration Rights Agreement by and between Avery Communications,
          Inc. and Thurston Bridge Fund, L.P. dated December 6, 1996 (filed as
          Exhibit 4.13 to the Prior Registration Statement and incorporated herein by reference thereto)
  4.14   Registration Rights Agreement by and between Avery Communications,
          Inc. and Eastern Virginia Small Business Investment Corporation dated
          December 23, 1996 (filed as Exhibit 4.14 to the Prior Registration
          Statement and incorporated herein by reference thereto)
  4.15   Securities Exchange Agreement for 1996 HBS Series (filed as Exhibit
          4.15 to the Prior Registration Statement and incorporated herein by reference thereto)
  4.16   $350,000 Promissory Note payable to Eastern Virginia Small Business
          Investment Corporation dated December 23, 1996 (filed as Exhibit 4.16 to the Prior Registration Statement and incorporated herein by reference thereto)
  4.17   $50,000 Promissory Note to Global Capital Resources, Inc. dated
          September 30, 1996 (filed as Exhibit 4.17 to the Prior Registration
          Statement and incorporated herein by reference thereto)
  4.18   Loan and Security Agreement, by and between Hold Billing Services,
          Ltd. and FINOVA Capital Corporation dated March 25, 1997 (filed as
          Exhibit 4.18 to the Prior Registration Statement and incorporated herein by reference thereto)
  4.19   Schedule to Loan and Security Agreement, by and between Hold Billing
          Services, Ltd. and FINOVA Capital Corporation dated March 25, 1997
          (filed as Exhibit 4.19 to the Prior Registration Statement and
          incorporated herein by reference thereto)
  4.20   Amendment to Loan and Security Agreement and Schedule to Loan and
          Security Agreement, by and between Hold Billing Services, Ltd. and
          FINOVA Capital Corporation dated February 1998 (filed as Exhibit 4.20 to the Prior Registration Statement and incorporated herein by reference thereto)
  4.21   Second Amendment to Loan and Security Agreement and Schedule to Loan
          and Security Agreement, by and between Hold Billing Services, Ltd.
          and FINOVA Capital Corporation dated April 1998 (filed as Exhibit
          4.21 to the Prior Registration Statement and incorporated herein by reference thereto)
  4.22   $7,500,000 Secured Revolving Credit Note to FINOVA Capital Corporation
          from Hold Billing Services dated March 25, 1997 (filed as Exhibit
          4.22 to the Prior Registration Statement and incorporated herein by reference thereto)

 Exhibit
 Number                          Description of Document
 -------                         -----------------------
  4.23   Series H Preferred Stock Purchase Agreement dated February 21, 2001
          (filed as Exhibit 4.23 to the Resale Registration Statement and
          incorporated herein by reference thereto)
  4.24   Registration Rights Agreement by and between Avery Communications,
          Inc. and Jay Geier dated January 4, 2000 (filed as Exhibit 4.24 to the Resale Registration Statement and incorporated herein by reference thereto)
  4.25   Registration Rights Agreement by and between Avery Communications,
          Inc. and Investor Network Company, LLC dated October 19, 2000 (filed as Exhibit 4.25 to the Resale Registration Statement and incorporated herein by reference thereto)
  4.26   Registration Rights Agreement by and among Avery Communications, Inc.,
          Waterside Capital Corporation and CapitalSouth Partners Fund I, L.P.
          dated February 21, 2001 (filed as Exhibit 4.26 to the Resale
          Registration Statement and incorporated herein by reference thereto)
 10.1    Employment Agreement by and between Avery Communications, Inc. and
          Patrick J. Haynes, III dated July 1, 1998 (filed as Exhibit 10.1 to the Prior Registration Statement and incorporated herein by reference thereto)
 10.2    Stock Warrant Certificate to Patrick J. Haynes, III dated July 1, 1998
          (filed as Exhibit 10.2 to the Prior Registration Statement and
          incorporated herein by reference thereto)
 10.3    Employment and Noncompetition Agreement by and between Hold Billing
          Services, Ltd. and Harold D. Box dated November 15, 1996 (filed as
          Exhibit 10.3 to the Prior Registration Statement and incorporated herein by reference thereto)
 10.4    Employment Agreement by and between Avery Communications, Inc. and
          Mark J. Nielsen dated December 1, 1998 (filed as Exhibit 10.4 to the
          Prior Registration Statement and incorporated herein by reference thereto)
 10.5    Avery Communications, Inc. Stock Option to Mark J. Nielsen dated
          December 1, 1998 (filed as Exhibit 10.5 to the Prior Registration
          Statement and incorporated herein by reference thereto)
 10.6    Investment Agreement by and between The Franklin Holding Corporation
          (Delaware) and Avery Communications, Inc. dated May 30, 1997 (filed as Exhibit 10.6 to the Prior Registration Statement and incorporated herein by reference thereto)
 10.7    Warrant to the Thurston Group, Inc. dated May 27, 1997 (filed as
          Exhibit 10.7 to the Prior Registration Statement and incorporated herein by reference thereto)
 10.8    Avery Communications, Inc. Stock Purchase Warrant to Thurston Bridge
          Fund, L.P. dated December 6, 1996 (filed as Exhibit 10.8 to the Prior
          Registration Statement and incorporated herein by reference thereto)
 10.9    Avery Communications, Inc. Stock Purchase Warrant to Eastern Virginia
          Small Business Investment Corporation dated December 23, 1996 (filed as Exhibit 10.9 to the Prior Registration Statement and incorporated herein by reference thereto)
 10.10   Avery Communications, Inc. Stock Purchase Warrant to The Franklin
          Holding Corporation (Delaware) dated May 30, 1997 (filed as Exhibit
          10.10 to the Prior Registration Statement and incorporated herein by reference thereto)
 10.11   Form of Billing Services Agreement (filed as Exhibit 10.11 to the
          Prior Registration Statement and incorporated herein by reference thereto)
 10.12   Form of Supplemental Advance Purchase Agreement (filed as Exhibit
          10.12 to the Prior Registration Statement and incorporated herein by reference thereto)
 10.13   Form of Director and Officer Indemnification Agreement (filed as
          Exhibit 10.13 to the Prior Registration Statement and incorporated herein by reference thereto)

 Exhibit
 Number                          Description of Document
 -------                         -----------------------
 10.14   Avery Communications, Inc. 1999 Flexible Incentive Plan (filed as
          Exhibit 99.1 to Avery's Registration Statement on Form S-8 (File No.
          333-33486) and incorporated herein by reference thereto)
 10.15   Demand Promissory Note, dated December 21, 2000, payable to Thurston
          Communications Corporation by Aelix, Inc. in the original principal amount of $650,000 (filed as Exhibit 10.44 to the Form 10-KSB (File
          No. 0-27551) filed by Qorus.com, Inc. (the "Qorus 10-KSB") and incorporated herein by reference thereto)
 10.16   Demand Promissory Note, dated February 15, 2001, payable to Thurston
          Communications Corporation by Aelix, Inc. in the original principal amount of $150,000 (filed as Exhibit 10.45 to the Qorus 10-KSB and incorporated herein by reference thereto)
 10.17   Demand Promissory Note, dated February 28, 2001, payable to Thurston
          Communications Corporation by Aelix, Inc. in the original principal amount of $260,000 (filed as Exhibit 10.46 to the Qorus 10-KSB and incorporated herein by reference thereto)
 10.18   Amended and Restated Convertible Promissory Note, dated January 1,
          2001, payable to Thurston Communications Corporation by Qorus.com,
          Inc. in the original principal amount of $750,000 (filed as
          Exhibit 10.37 to the Qorus 10-KSB and incorporated herein by reference thereto)
 10.19   Convertible Promissory Note, dated October 20, 2000, payable to
          Thurston Communications Corporation by Qorus.com, Inc. in the
          original principal amount of $250,000 (filed as Exhibit 10.38 to the
          Qorus 10-KSB and incorporated herein by reference thereto)
 10.20   Convertible Promissory Note, dated October 30, 2000, payable to
          Thurston Communications Corporation by Qorus.com, Inc. in the
          original principal amount of $250,000 (filed as Exhibit 10.39 to the
          Qorus 10-KSB and incorporated herein by reference thereto)
 10.21   Promissory Note, dated March 16, 2001, payable to Thurston
          Communications Corporation by Qorus.com, Inc. in the original principal amount of $160,000 (filed as Exhibit 10.48 to the Qorus
          10-KSB and incorporated herein by reference thereto)
 11.1    Statement Regarding Computation of Earnings per Share (filed as
          Exhibit 11.1 to the Prior Registration Statement and incorporated herein by reference thereto)
 16.1    Letter from PricewaterhouseCoopers LLP on change in certifying accountant (filed as Exhibit 16.1 to the Prior Registration Statement and incorporated herein by reference thereto)
 21.1    Subsidiaries of Registrant (filed as Exhibit 21.1 to the Prior
          Registration Statement and incorporated herein by reference thereto)