Form 10QSB
period 2001-03-31
AVERY COMMUNICATIONS INC
filed 2001-05-15
CIK 946855

UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                  -------------


                                   FORM 10-QSB

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2001

                                       Or

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to


                        Commission File Number 000-27095
                                  -------------

                           AVERY COMMUNICATIONS, INC.


             (Exact name of registrant as specified in its charter)

                 DELAWARE                                12-2227079
      (State or other jurisdiction of               (IRS Employer ID No.)
      incorporation or organization)
         190 SOUTH LASALLE STREET,                           60603
               SUITE 1710
            CHICAGO, ILLINOIS
(Address and principal executive offices)                 (Zip code)
                                 (312) 419-0077
              (Registrant's telephone number, including area code)

     The number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2001


                    TITLE OF CLASS                NUMBER OF SHARES OUTSTANDING
                    --------------                ----------------------------

             Common Stock, $.01 par value                  10,062,076

                   AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

                                      INDEX





PART I    FINANCIAL INFORMATION                                             PAGE

Item 1.   Consolidated Financial Statements  (Unaudited)

          Consolidated Balance Sheets - March 31, 2001 (unaudited)             1
          and December 31, 2000

          Consolidated Statements of Operations - For the Three                3
          Months Ended March 31, 2001 and 2000 (unaudited)

          Consolidated Statements of Cash Flows - For the Three                4
          Months Ended March 31, 2001 and 2000 (unaudited)

          Notes to Consolidated Financial Statements                           5

Item 2.   Management's Discussion and Analysis of Financial                    9
          Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 2.   Changes in securities                                               14

Item 6.   Exhibits and Reports on Form 8-K                                    14

               ITEM 1. AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                     MARCH 31,      DECEMBER 31,
  ASSETS                                                                                                2001            2000
                                                                                                 ---------------  --------------
                                                                                                  (Unaudited)
Current assets:
   Cash and cash equivalents                                                                     $    1,150,419    $  6,719,888
   Trade accounts and notes receivable, net of allowance for doubtful accounts of $242,901              599,853       1,414,249
   Advance payment receivables                                                                        1,972,545       1,797,634
   Other receivables                                                                                    410,365         210,227
   Deferred tax asset                                                                                   553,712         565,562
   Other                                                                                                 20,835          29,661
   Net current assets of discontinued operations                                                              -         669,620
                                                                                                    ------------     -----------
         Total current assets                                                                         4,707,729      11,406,841
                                                                                                    ------------     -----------
Property and equipment:
   Computer equipment and software                                                                    1,297,608       1,282,988
   Furniture and fixtures                                                                               322,023         322,023
   Accumulated depreciation and amortization                                                           (855,615)       (784,168)
                                                                                                    ------------     -----------
         Total property and equipment, net                                                              764,016         820,843
                                                                                                    ------------     -----------
Other assets:
   Goodwill, net of accumulated amortization of $1,067,151 and $1,001,725 respectively                2,688,466       2,753,892
   Investments                                                                                        2,014,000       1,519,000
   Net long-term assets of discontinued operations                                                            -       7,746,836
   Deposits                                                                                           2,878,167       2,759,604
   Purchased contracts, net of accumulated amortization of $331,168
     and $328,225, respectively                                                                          23,095          26,038
   Notes receivable due from related parties                                                          4,776,772       4,046,772
   Other                                                                                                  2,012           1,819
                                                                                                    ------------     -----------
         Total other assets                                                                          12,382,512      18,853,961
                                                                                                    ------------     -----------
         Total assets                                                                            $   17,854,257    $ 31,081,645
                                                                                                    ============     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                   AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS -(Continued)

                                                                                                     MARCH 31,      DECEMBER 31,
                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                     2001            2000
                                                                                                 ---------------  --------------
                                                                                                    (Unaudited)
Current liabilities:
   Current notes payable                                                                          $     216,667    $      6,667
   Trade accounts payable                                                                             3,853,854       4,117,671
   Accrued liabilities                                                                                2,180,169       3,323,874
   Income taxes payable                                                                                 421,765         314,547
   Deposits and other payables related to customers                                                   9,701,787      14,033,186
                                                                                                    ------------     -----------
         Total current liabilities                                                                   16,374,242      21,795,945
                                                                                                    ------------     -----------
Long-term notes payable due to related parties                                                          335,545         333,475
                                                                                                    ------------     -----------
Redeemable preferred stock:
   Series A; $0.01 par value, 391,667 shares authorized,  issued and outstanding at March 31, 2001 and December 31, 2000 (liquidation preference
      of $391,667 at March 31, 2001 and December 31, 2000)                                              391,667         391,667
   Series B; $0.01 par value, 390,000 shares authorized,  issued and outstanding at
      March 31, 2001 and December 31, 2000 (liquidation preference of $390,000                          390,000         390,000
      at March 31, 2001 and December 31, 2000)
   Series C; $0.01 par value, 40,000 shares authorized,  issued and outstanding at March 31, 2001 and December 31, 2000 (liquidation preference
      of $40,000 at March 31, 2001 and December 31, 2000)                                                40,000          40,000
   Series D; $0.01 par value, 1,500,000 authorized, issued and outstanding
      at March 31, 2001 and December 31, 2000 (liquidation preference of $1,500,000                   1,500,000       1,500,000
      at March 31, 2001 and December 31, 2000)
   Series E;  $0.01 par  value,  0 and  350,000  shares  authorized,  issued and outstanding  at  March  31,  2001  and  December  31,  2000,  respectively
      (liquidation preference of $0 and  $350,000 at March 31, 2001 and
      December 31, 2000, respectively)                                                                        -         350,000
                                                                                                    ------------     -----------
         Total redeemable preferred                                                                   2,321,667       2,671,667
                                                                                                    ------------     -----------
Commitments and contingencies

Stockholders' equity (deficit):
   Preferred stock (20,000,000 shares authorized):
      Series G; $0.01 par value,  2,150,493  and  7,126,894  shares  authorized, issued  and  outstanding  at March  31,  2001 and  December  31,  2000, respectively (liquidation preference of $21,505 and $71,269 at March 31, 2001
         and December 31, 2000, respectively)                                                            21,505          71,269
      Series H; $0.01 par value, 1,600,000 and  0 shares authorized, issued and outstanding at March 31, 2001 and December 31, 2000, respectively (liquidation
         preference of $1,600,000 and $0 at March 31, 2001 and December 31, 2000, respectively)          16,000               -
   Common stock: $0.01 par value, 20,000,000 shares authorized, 12,461,230 shares issued
      at March 31, 2001 and December 31, 2000, respectively                                             124,613         124,613
   Additional paid-in capital                                                                         9,649,016      15,752,226
   Accumulated deficit                                                                               (6,665,485)     (6,539,013)
   Treasury stock, 2,399,154 and 1,215,216 shares at March 31, 2001 and December 31, 2000,
      respectively, at cost                                                                          (3,244,418)     (2,036,801)
   Subscription notes receivable                                                                     (1,078,428)     (1,091,736)
                                                                                                    ------------     -----------
         Total stockholders' equity (deficit)                                                        (1,177,197)      6,280,558
                                                                                                    ------------     -----------
         Total liabilities and stockholders' equity (deficit)                                    $   17,854,257    $ 31,081,645
                                                                                                    ============     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                   AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE PERIODS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                                                               THREE MONTHS ENDED
                                                                                                    March 31,
                                                                                        -----------------------------------
                                                                                             2001               2000
                                                                                        ----------------  -----------------

Revenues                                                                                $     8,464,611   $      8,909,565

Cost of revenues                                                                             (5,836,390)        (6,507,151)
                                                                                          --------------    ---------------

      Gross profit                                                                            2,628,221          2,402,414

Operating expenses                                                                           (1,721,189)        (1,310,380)
                                                                                          --------------    ---------------

      Operating income                                                                          907,032          1,092,034
                                                                                          --------------    ---------------

Other income (expense):
    Interest expense                                                                            (14,745)           (21,054)
    Option buyback costs                                                                        (88,378)                 -
    Other, net                                                                                  105,745             55,404
                                                                                          --------------    ---------------

      Total other income, net                                                                     2,622             34,350
                                                                                          --------------    ---------------
Income from continuing  operations before
     provision for income taxes                                                                 909,654          1,126,384
Income tax expense                                                                             (430,867)          (530,278)
                                                                                          --------------    ---------------
Income from continuing  operations                                                              478,787            596,106
Loss from discontinued operations (less applicable income
    tax benefit of $311,799 and $530,278, respectively)                                        (605,259)        (1,289,759)
                                                                                          --------------    ---------------

      Net loss                                                                          $      (126,472)  $       (693,653)
                                                                                          ==============    ===============
Per share data:
Basic net income (loss) per share:
Continuing operations                                                                   $          0.04   $           0.06
Discontinued operations                                                                           (0.06)             (0.15)
                                                                                          --------------    ---------------
Net income (loss)                                                                       $         (0.02)  $          (0.09)
                                                                                          ==============    ===============
Diluted net income (loss) per share:
Continuing operations                                                                   $          0.02   $           0.04
Discontinued operations                                                                           (0.04)             (0.08)
                                                                                          --------------    ---------------
Net income (loss)                                                                       $         (0.02)  $          (0.04)
                                                                                          ==============    ===============
Weighted average number of common shares:
    Basic common shares                                                                      10,456,718          8,687,257
                                                                                          ==============    ===============
    Diluted common shares                                                                    15,499,112         16,003,515
                                                                                          ==============    ===============

The accompanying notes are an integral part of these consolidated financial statements.

                   AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE PERIODS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                                                                     THREE MONTHS ENDED
                                                                                                           MARCH 31,
                                                                                              ------------------------------------
                                                                                                    2001               2000
                                                                                              -----------------  -----------------
Cash flows from operating activities:
   Net loss                                                                                   $       (126,472)  $       (693,653)
   Loss from discontinued operations                                                                   605,259          1,289,759
   Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities from continuing operations:
     Bad debt expense                                                                                        -             18,000
     Amortization of loan discounts                                                                      2,070              2,070
     Deferred income taxes                                                                              11,850                  -
     Depreciation and amortization                                                                     139,816            144,825
     Treasury stock received in settlement                                                                   -            (54,802)
     Option buyback costs                                                                               88,378                  -
     Change in  operating assets and liabilities:
       Trade accounts receivable                                                                       814,396           (122,341)
       Advance payment receivables                                                                    (174,911)         3,878,962
       Other current assets                                                                           (191,312)           524,817
       Deposits                                                                                       (118,563)          (352,071)
       Trade accounts payable and accrued liabilities                                               (1,407,522)           (57,211)
       Income taxes payable                                                                            107,218            214,929
       Deposits and other payables related to customers                                             (4,331,399)         3,953,492
       Other assets                                                                                       (193)            17,649
                                                                                                ---------------    ---------------

           Net cash provided by (used in) continuing operations                                     (4,581,385)         8,764,425
           Net cash provided by (used in) discontinued operations                                      275,271           (315,368)
                                                                                                ---------------    ---------------
           Net cash provided by (used in) operations                                                (4,306,114)         8,449,057
                                                                                                ---------------    ---------------

Cash flows from investing activities:
   Purchase of property and equipment                                                                  (14,620)           (45,259)
   Payment received on notes receivable                                                                 13,308                  -
   Amounts loaned for notes receivable                                                                (730,000)                 -
   Purchase of investments                                                                            (495,000)                 -
                                                                                                ---------------    ---------------

           Net cash used in investing activities                                                    (1,226,312)           (45,259)
                                                                                                ---------------    ---------------

Cash flows from financing activities:
   Redemption of preferred shares                                                                     (350,000)                 -
   Proceeds from notes payable                                                                         210,000                  -
   Purchas of options for cash                                                                        (215,000)                 -
   Cash paid for treasury stock                                                                     (1,207,617)                 -
   Payment of preferred stock dividends                                                                (74,426)           (71,800)
   Issuance of shares of common and preferred stock for cash                                         1,600,000            133,908
                                                                                                ---------------    ---------------

           Net cash provided by (used by) financing activities                                         (37,043)            62,108
                                                                                                ---------------    ---------------

Increase (decrease) in cash                                                                         (5,569,469)         8,465,906

Cash at beginning of period                                                                          6,719,888          5,744,069
                                                                                                ---------------    ---------------

Cash at end of period                                                                         $      1,150,419   $     14,209,975
                                                                                                ===============    ===============
Supplemental disclosures:
   Interest paid                                                                              $         13,385   $         25,451
                                                                                                ===============    ===============
   Income taxes paid                                                                          $              -   $        453,000
                                                                                                ===============    ===============

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

         In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

         Certain   reclassifications  have  been  made  to  conform  to  current classifications.

         NOTE 2. NET INCOME (LOSS) PER COMMON SHARE

         Basic loss per share is computed by dividing the net loss, increased by the preferred stock dividends of $111,926 and $71,500 for the periods ending March 31, 2001 and March 31, 2000, respectively, by the weighted average number of shares of common stock outstanding during the respective periods. The effect of the preferred stock dividend on the basic loss per common share was $0.01 per weighted average common share outstanding for the three months ended March 31, 2001 and 2000. Diluted loss per share includes the effect of all dilutive options, warrants and instruments convertible into common stock.

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

         NOTE 4. DISCONTINUED OPERATIONS

         On August 1, 2000, the Board of Directors of Avery approved the spin-off of Primal Solutions, Inc. ("PSI"). The decision revised its plan announced February 29, 2000 to spin-off HBS Billing Services Company ("HBS"), its local exchange carrier billing clearing house business. The decision to spin-off PSI instead of HBS was motivated primarily by the expectations that Avery shareholders will pay less in taxes under a spin-off of PSI than would have been the case with a spin-off of HBS. Accordingly, prior filed financial statements for the period ending March 31, 2000 reflect HBS as discontinued operations.

                   AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         In March 1999, Avery entered into a merger agreement with PSI and certain shareholders of PSI. Pursuant to this agreement, PSI was purchased effective as of October 1, 1999. PSI is a software development company that designs, develops and supports an integrated suite of client/server and browser-based software solutions focusing on customer acquisition and retention in the communications industry, primarily utilizing decision support software and Internet technologies. As part of this merger, Avery also acquired Wireless Billing Solutions, PSI's subsidiary, which sells and supports convergent billing, customer care and mediation system software products. The transaction was accounted for using the purchase method of accounting with revenues and expenses of Primal being included in Avery's operations from the acquisition date.

         On February 12, 2001, Avery distributed 100% of the outstanding capital stock of PSI to its security holders. Accordingly, as of such date, Avery had no further ownership interest in PSI or its subsidiary, Wireless Billing Systems.


         As part if the formal distribution, the seven PSI stockholders at the time of the Company's acquisition of PSI redeemed 4,976,401 shares of the Company's Series G voting preferred stock in exchange for 32% of PSI's capital stock. Also, the exercise prices of Avery's outstanding options and the conversion prices of Avery's convertible securities were adjusted to reflect the distribution. After the transaction was completed, the Company's outstanding Series G preferred stock was reduced to 2,150,493 shares which are held by the seven original PSI stockholders on a pro-rata basis.

         The financial information contained in this document presents PSI as a discontinued operation due to the spin-off. Accordingly, the amounts in the statements of operations through the provision for income taxes are HBS's plus expenses of Avery.

         At December 31, 2000, the net current assets and net long-term assets of PSI were as follows:

                   AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                                                          December 31,
                                                                                              2000
                                                                                    ----------------------
    CURRENT ASSETS
        Cash                                                                        $           1,844,767
        Trade accounts receivable                                                               1,770,317
        Other current assets                                                                      312,548
                                                                                    ----------------------
        Total current assets                                                                    3,927,632
                                                                                    ----------------------
    CURRENT LIABILITIES
        Current portion of capital lease obligations                                              237,204
        Current portion of notes payable                                                          512,572
        Trade accounts payable                                                                    403,872
        Accrued liabilities                                                                     1,030,356
        Deferred revenue                                                                        1,074,008
                                                                                    ----------------------
        Total current liabilities                                                               3,258,012
                                                                                    ----------------------
    NET CURRENT ASSETS OF DISCONTINUED OPERATIONS                                   $             669,620
                                                                                    ======================

    PROPERTY AND EQUIPMENT
        Computer equipment and software                                             $           2,257,142
        Furniture and fixtures                                                                    115,943
        Accumulated depreciation and amortization                                                (571,665)
                                                                                    ----------------------
        Total property and equipment                                                            1,801,420
                                                                                    ----------------------
    OTHER ASSETS AND LONG-TERM LIABILITIES
        Goodwill, net                                                                           7,219,072
        Capital lease obligations                                                                 (75,555)
        Notes payable                                                                          (1,219,728)
        Other                                                                                      21,627
                                                                                    ----------------------
        Total other assets                                                                      5,945,416
                                                                                    ----------------------
    NET LONG-TERM ASSETS OF DISCONTINUED OPERATIONS                                 $           7,746,836
                                                                                    ======================

         The operating results of PSI for the period from January 1, 2001 to February 12, 2001 (the date of distribution) and for the three months ended March 31, 2000 are as follows:

                                                                        Period
                                                                  January 1, 2001 to   Three-months ended
                                                                  February 12, 2001       March 31, 2000
                                                                 -----------------------------------------
        Operating revenues                                        $         825,417     $       1,973,482
        Cost of revenues                                                   (598,792)             (948,554)
                                                                 -----------------------------------------
           Gross profit                                                     226,625             1,024,928
        Selling, general and administrative expenses                     (1,127,751)           (2,386,112)
                                                                 -----------------------------------------
           Loss from operations                                            (901,126)           (1,361,184)
        Other expense                                                       (15,932)              (11,226)
                                                                 -----------------------------------------
           Loss before income tax provision                                (917,058)           (1,372,410)
           Income tax benefit                                               311,799                82,651
                                                                 -----------------------------------------
           Net loss                                               $        (605,259)    $      (1,289,759)
                                                                 =========================================

                   AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         Note 5 CERTAIN TRANSACTIONS:

         On March 9, 2001, HBS Billing Services' largest customer, which accounted for 57% of its call records processed in 2000, filed a voluntary petition for protection under Chapter 11 of the U. S. Bankruptcy Code in connection with the reorganization of its parent company. As of April 30, 2001, the filing has had no material adverse effect on HBS Billing Services' business relationship with this customer, and, based upon conversations between the managements of the two companies, we do not presently anticipate that this filing will materially adversely affect the relationship with this company in the immediate future.

         On February 1, 2001, the Company purchased all of the capital stock of the Company held by (at the time of the transaction) a beneficial owner of more than five percent (5%) of the common stock of the Company, and all outstanding options and warrants to purchase capital stock of the Company held by two individuals, who also former directors of the Company. The total purchase price for the transaction was $1,787,000. The transaction consisted of 1,183,938 shares of common stock at $1.02 per share (totaling $1,207,617, the fair value at the date of the transaction), 350,000 shares of Series E preferred stock at $1.00 per share (totaling $350,000, the liquidation value)plus accrued and unpaid dividends and options to purchase 215,000 shares of Avery common stock for $215,000. The Company recorded the fair value of the options, calculated by using the Black Scholes model, at $126,622. This amount was reflected as a reduction in additional paid-in capital, with the balance, $88,378, being charged to the income statement in the other income section.

         The Company invested an additional $495,000 in 495,000 preferred shares of a company for which Avery's Chief Executive Officer is also the controlling shareholder and Chief Executive Officer. The preferred stock earns cumulative dividends at 10% and it is mandatory that they be redeemable for $1.00 per share on the fifth anniversary after the date of issuance.

         The Company also advanced an additional $730,000 to a company in which it owns 1,900,000 common shares. The related notes bear interest at 10% per annum and are due May 31, 2001 and are unsecured. These notes are expected to be converted to equity in 2001. Avery's Chief Executive Officer is also a director and officer of this entity.

         Note 6. PREFERRED STOCK: SERIES H

         The Company sold 1,600,000 shares of Series H convertible preferred stock for $1.00 per share in February 2001. The holders of the Series H convertible preferred stock are entitled to annual cumulative dividends of $0.12 per share payable quarterly, a $1.00 per share liquidation value and conversion into common stock on a one for one basis. One company, whose president is a director of Avery, holds 1,250,000 shares of the Series H preferred stock.

         Note 7. SUBSEQUENT EVENTS

         On May 2, 2001, Avery's board of directors approved the acquisition of the assets of the company in which it, through a wholly owned subsidiary, has a note receivable in the amount of $2,980,000 and owns 2,558,000 shares of common stock in the aquisition company's parent company. Avery's Chief Executive Officer is also a controlling shareholder and chairman of the entity. The consummation of this transaction will be subject to a number of conditions, including appropriate regulatory approval, the affirmative votes of shareholders of the selling company and receipt of fairness opinions The company provides intelligent message communications services to enterprisesm notably in the travel and hospitality sectors

                 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

ITEM 2.


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

GENERAL

         The following is a discussion of the consolidated financial condition and results of operations of the Company for the three months ended March 31, 2001 and 2000, respectively. It should be read in conjunction with the Consolidated Financial Statements of the Company, the notes thereto and other financial information included elsewhere in this report, and the Company's
Annual Report on Form 10-KSB/A for the year ended December 31, 2000. For purposes of the following discussion, references to year periods refer to the Company's fiscal year ended December 31 and references to quarterly periods refer to the Company's fiscal quarter ended March 31.

         Since   the   components   of   "Other   income,   net"   change  on  a
period-to-period basis, the items included in this line are explained in the analysis below.

         The results on the "Discontinued operations" lines represent the results of operations for the respective periods for PSI, a wholly owned subsidiary that was spun-off in February 2001. The annual report as of December 31, 1999 and the quarterly report as of March 31, 2000 reflect HBS as discontinued operations. See Note 4 to Consolidated Financial Statements discussed above. All discussions relating to revenue, cost of revenues, operating expenses, etc. pertain only to continuing operations, which consist of Avery and HBS.

                 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS

         The following table presents certain items in the Company's Consolidated Statements of Income:

                                                             -----------------------
                                                               THREE MONTHS ENDED
                                                                    March 31,
                                                             -----------------------
                                                                2001        2000
                                                             ----------- -----------
                                                                 (In Thousands)
Revenues                                                     $    8,465  $    8,910
Cost of revenues                                                 (5,836)     (6,508)
                                                             ----------- -----------
           Gross profit                                           2,629       2,402
Operating expenses                                               (1,581)     (1,165)
Depreciation and amortization                                      (140)       (145)
                                                             ----------- -----------
           Operating income                                         908       1,092
Other income, net                                                     3          34
Income tax expense                                                 (431)       (530)
Discontinued operations loss                                       (605)     (1,290)
                                                             ----------- -----------
     Net loss                                                $     (125) $     (694)
                                                             =========== ===========

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

         Total revenues for the quarter ended March 31, 2001 were $8.5 million, a decrease of 5.0% from the comparable prior year quarter. Billing service revenues decreased 4.7% to $8.2 million, from $8.6 million in 2000. The remaining revenue in each period is primarily related to customer service operations. The billing service revenue decrease is primarily attributable to a decrease in the number of telephone call records processed and billed on behalf of direct dial long distance customers. Enhanced billing services revenues were up slightly for the quarter ending March 31, 2001

                 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

over the same period for the prior year due to increased volumes at the one relatively large remaining enhanced services customer. Telephone call record volumes were as follows:

                                                      THREE-MONTHS ENDED
                                                           March 31,
                                               --------------------------------
                                                    2001             2000
                                               ---------------  ---------------
                                                        (In Thousands)
Direct dial long distance                              74,351           89,015
Enhanced billing                                          206              166



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

         The gross profit margin increased from 27.0% to 31.0% from the prior year quarter ended March 31, 2000 to the current year quarter. The increase in gross profit is primarily due to lower costs as a percentage of revenue in both the billing and the customer service departments as compared to 2000.

Operating Expense

         Operating expenses are comprised of all selling, marketing and administrative costs incurred in direct support of the business operations of the Company. Operating expenses for the first quarter of 2001 and 2000 were $1.6 million and $1.2 million, respectively, representing 18.7% and 13.1% of revenues. The higher operating expenses were primarily attributable to the additional costs associated with the PSI spin-off, lower income derived from the discontinuance of the advanced funding program and higher operating expenses at the corporate level.

Depreciation and Amortization

         Depreciation and amortization expense for the first quarter was $140,000 in 2001, and $145,000 in 2000. The decrease is primarily due to lower amortization of LEC contracts associated with fewer new LEC contracts at HBS.

Operating Income from Continuing Operations

         Operating income from continuing operations in the first quarter of 2001 was $908,000, or 10.7% of revenues, compared to $1,092,000 or 12.3% of revenues, in the comparable quarter of 2000. The decrease in operating income from continuing operations is attributable to the decrease in the volume of call records processed and the increase in operating expenses and other items previously discussed.

                 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

Other Income, Net

         Other income net in the first quarter decreased to $3,000 of net income in 2001 from $34,000 of net income in 2000. The decrease in income is primarily attributable to the option buyback cost of $88,378 associated with a settlement agreement with former board members offsetting higher interest income associated with notes receivable.

Income Taxes

         An income tax expense of $431,000 was recorded for the quarter ending March 31, 2001 and $530,000 was recorded for the prior quarter. An income tax expense was recorded for continuing operations but is effectively offset on a consolidated basis by income tax benefit recorded for discontinued operations.

Loss from Discontinued Operations

         Loss from discontinued operations was $605,000 for the period January 1, 2001 to February 12, 2001 and $1,290,000 for the quarter ending March 31, 2000 net of tax benefits of $312,000 and $530,278 for the period January 1, 2001 to February 12, 2001 and the three months ending March 31, 2000, respectively. Revenues from discontinued operations were $825,000 and $1,973,482 for the period January 1, 2001 to February 12, 2001 and for the quarter ending March 31, 2000, respectively. PSI was spun-off on February 12, 2001, as previously discussed.


LIQUIDITY AND CAPITAL RESOURCES

         Avery's cash balance decreased to $1.2 million at March 31, 2001, from $6.7 million at December 31, 2000. Large fluctuations in daily cash balances are normal due to the large amount of customer receivables that we collect on behalf of our customers. Timing of these receipts also produces large movements in day-to-day cash balances.

         Avery's working capital position at March 31, 2001 was a negative $11.7 million compared to a negative $10.4 million as of December 31, 2000. The decline in working capital is primarily due to a $6.7 million decrease in current assets offset by a $5.4 million decline in current liabilities. The decline in current assets is primarily due to a $5.6 million decrease in cash, a $0.8 million decrease in trade accounts receivable and a $0.7 million decrease in net current assets of continued operations since PSI was spun-off on February 12, 2001. The decrease in current liabilities is primarily due to a $4.3 million decrease

                 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

in deposits and other payables related to customers and a $1.1 million decrease in accrued liabilities.

         Net cash used in operating activities, excluding discontinued operations, was $4.7 million for the three months ending March 31, 2001, as compared to cash provided by operating activities of $8.8 million for 2000. The cash flow used in operations for 2001 results primarily from $4.3 million decrease in deposits and other payables related to customers, $1.4 million decline in trade accounts payable and accrued liabilities and $0.6 million loss from discontinued operations offset by a $0.8 million decline in advance payment receivable. The cash flow provided by operations for 2000 results from $4.0 million increase in deposits and other payables related to customers, $3.9 million decline in advance payment receivables and a $0.5 million decline in other current assets somewhat offset by a net loss of $0.7 million.

         During the quarter ended March 31, 2001, the Company advanced $0.7 million for notes receivable, purchased $0.5 million of preferred stock, redeemed $0.4 million of preferred stock, purchased $0.2 million options and purchased $1.2 million of treasury stock. This use of cash was partially offset by the $1.6 million received from the issuance of preferred stock and $0.2 million proceeds from notes payable. During the quarter ended March 31, 2000, the Company purchased $45,000 of capital equipment and paid $72,000 of preferred dividends. This use of cash was offset by the $0.1 million received from the issuance of stock.

         Avery's operating cash requirements consist principally of working capital requirements, scheduled payments of preferred dividends and capital expenditures. The company believes cash flows generated from operations, together with borrowing and/or proceeds from the sale of equity securities will be sufficient to fund capital expenditures, working capital needs and debt repayment requirements for the foreseeable future.

PART II         OTHER INFORMATION

Item 2.         Changes In Securities

         The registrant has previously reported the information required by this item.

Item 6,         Exhibits and Reports on Form 8-K

         None

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf, thereunto duly authorized.


                                            Avery Communication, Inc.
                                            -------------------------

                                                  (Registrant)

Date___________________________             /s/Patrick J. Haynes III
                                  ----------------------------------------------
                                               Patrick J. Haynes III
                                              Chairman of the Board

Date___________________________                 /s/ Scot McCormick
                                   ---------------------------------------------
                                           /s/ Scot M. McCormick, Vice President
                                               and Chief Financial Officer