Form 10QSB
period 2001-06-30
AVERY COMMUNICATIONS INC
filed 2001-08-14
CIK 946855

UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                  -------------


                                   FORM 10-QSB

         (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2001

                                       Or

[  ]     TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from            to


                        Commission File Number 000-27095
                                  -------------

                           AVERY COMMUNICATIONS, INC.


             (Exact name of registrant as specified in its charter)

            DELAWARE                                             12-2227079
   (State or other jurisdiction of                         (IRS Employer ID No.)
    incorporation or organization)
190 SOUTH LASALLE STREET, SUITE 1710                               60603
        CHICAGO, ILLINOIS
(Address and principal executive offices)                       (Zip code)
                                 (312) 419-0077
              (Registrant's telephone number, including area code)

          The number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2001


          TITLE OF CLASS                         NUMBER OF SHARES OUTSTANDING
          --------------                         ----------------------------

   Common Stock, $.01 par value                            10,142,076

                   AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

                                      INDEX





PART I    FINANCIAL INFORMATION                                             PAGE

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets - June 30, 2001                         1
          (unaudited) and December 31, 2000

          Consolidated Statements of Operations - For the                     3
          Periods Ended June 30, 2001 and 2000 (unaudited)

          Consolidated Statements of Cash Flows - For the                     4
          Periods Ended June 30, 2001 and 2000 (unaudited)

          Notes to Consolidated Financial Statements                          5

Item 2.   Management's Discussion and Analysis of Financial                  10
          Condition and Results of Operations

PART II   OTHER INFORMATION

Item 2.   Changes in securities                                              15

Item 6.   Exhibits and Reports on Form 8-K                                   16

               ITEM 1. AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                            ------------------------------------
                                                                                                 JUNE 30,         DECEMBER 31,
                                         ASSETS                                                  2001               2000
                                                                                            -----------------  -----------------
                                                                                              (Unaudited)
Current assets:
   Cash and cash equivalents                                                                $      2,820,720    $     6,719,888
   Trade accounts and notes receivable, net of allowance for doubtful accounts of $242,901           705,410          1,414,249
   Advance payment receivables                                                                     2,240,367          1,797,634
   Other receivables                                                                                 423,783            210,227
   Deferred tax asset                                                                                547,211            565,562
   Other current assets                                                                              122,595             29,661
   Net current assets of discontinued operations                                                           -            669,620
                                                                                               --------------    ---------------
         Total current assets                                                                      6,860,086         11,406,841
                                                                                               --------------    ---------------
Property and equipment:
   Computer equipment and software                                                                 1,303,322          1,282,988
   Furniture and fixtures                                                                            322,823            322,023
   Accumulated depreciation and amortization                                                        (927,964)          (784,168)
                                                                                               --------------    ---------------
         Total property and equipment, net                                                           698,181            820,843
                                                                                               --------------    ---------------
Other assets:
   Goodwill, net of accumulated amortization of $1,132,577 and $1,001,725, respectively            2,623,040          2,753,892
   Investments                                                                                     2,104,485          1,519,000
   Net long-term assets of discontinued operations                                                         -          7,746,836
   Deposits                                                                                        2,876,167          2,759,604
   Purchased contracts, net of accumulated amortization of $334,111
    and $328,225, respectively                                                                        20,152             26,038
   Notes receivable due from related parties                                                       5,308,772          4,046,772
   Capitalized acquisition costs                                                                     290,622                  -
   Other                                                                                               2,206              1,819
                                                                                               --------------    ---------------
         Total other assets                                                                       13,225,444         18,853,961
                                                                                               --------------    ---------------
         Total assets                                                                       $     20,783,711    $    31,081,645
                                                                                               ==============    ===============

The accompanying notes are an integral part of these consolidated financial statements.

                   AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS -(Continued)

                                                                                            -----------------  -----------------
                                                                                                 JUNE 30,         DECEMBER 31,
                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                         2001                2000
                                                                                            -----------------  -----------------
                                                                                              (Unaudited)
Current liabilities:
   Current notes payable                                                                     $         6,667    $         6,667
   Trade accounts payable                                                                          3,476,451          4,117,671
   Accrued liabilities                                                                             2,708,322          3,323,874
   Income taxes payable                                                                              584,129            314,547
   Deposits and other payables related to customers                                               11,481,417         14,033,186
                                                                                               --------------    ---------------
         Total current liabilities                                                                18,256,986         21,795,945
                                                                                               --------------    ---------------
Long-term notes payable due to related parties                                                       337,615            333,475
                                                                                               --------------    ---------------
Redeemable preferred stock:
   Series A; $0.01 par value, 391,667 shares authorized,  issued and outstanding at June 30, 2001 and December 31, 2000 (liquidation preference
      of $391,667 at June 30, 2001 and December 31, 2000)                                            391,667            391,667
   Series B; $0.01 par value, 390,000 shares authorized, issued and
      outstanding at June 30, 2001 and December 31, 2000 (liquidation preference                     390,000            390,000
      of $390,000 at June 30, 2001 and December 31, 2000)
   Series C; $0.01 par value,  40,000 shares authorized,  issued and outstanding at June 30, 2001 and December 31, 2000, (liquidation preference
      of $40,000 at June 30, 2001 and December 31, 2000)                                              40,000             40,000
   Series D; $0.01 par value, 1,500,000 authorized, issued and
      outstanding at June 30, 2001 and December 31, 2000 (liquidation preference                   1,500,000          1,500,000
      of $1,500,000 at June 30, 2001 and December 31, 2000)
   Series E;  $0.01 par  value,  0 and  350,000  shares  authorized,  issued and
      outstanding  at  June  30,  2001  and  December  31,  2000,   respectively
      (liquidation  preference of $0 and  $350,000 at June 30, 2001 and
      December 31, 2000, respectively)                                                                     -            350,000
                                                                                               --------------    ---------------
         Total redeemable preferred                                                                2,321,667          2,671,667
                                                                                               --------------    ---------------
Commitments and contingencies
Stockholders' equity (deficit):
   Preferred stock (20,000,000 shares authorized):
      Series G; $0.01 par value,  2,150,493  and  7,126,894  shares  authorized, issued  and  outstanding  at June  30,  2001  and  December  31,  2000, respectively (liquidation preference of $21,505 and $71,269 at June 30,
         2001 and December 31, 2000, respectively)                                                    21,505             71,269
      Series H; $0.01 par value, 1,600,000 and  0 shares authorized, issued and outstanding at June 30, 2001 and December 31, 2000, respectively (liquidation
         preference of $1,600,000 and $0 at June 30, 2001 and December 31, 2000, respectively)        16,000                  -
      Series I; $0.01 par value, 500,000 and  0 shares authorized, issued and outstanding at June 30, 2001 and December 31, 2000, respectively (liquidation
         preference of $500,000 and $0 at June 30, 2001 and December 31, 2000, respectively)           5,000                  -
   Common stock: $0.01 par value, 20,000,000 shares authorized, 12,541,230 and
      12,461,230 shares issued at June 30, 2001 and December 31, 2000, respectively                  125,412            124,613
   Additional paid-in capital                                                                     10,114,066         15,752,226
   Accumulated deficit                                                                            (6,091,694)        (6,539,013)
   Treasury stock, 2,399,154 and 1,215,216 shares at June 30, 2001 and December 31, 2000,
      respectively, at cost                                                                       (3,244,418)        (2,036,801)
   Subscription notes receivable                                                                  (1,078,428)        (1,091,736)
                                                                                               --------------    ---------------
         Total stockholders' equity (deficit)                                                        (132,557)         6,280,558
                                                                                               --------------    ---------------
         Total liabilities and stockholders' equity (deficit)                               $     20,783,711    $    31,081,645
                                                                                               ==============    ===============

The accompanying notes are an integral part of these consolidated financial statements.

                   AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE PERIODS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)
                                                                  ------------------------------ -------------------------------
                                                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                            June 30,                        June 30,
                                                                  ------------------------------ -------------------------------
                                                                      2001            2000            2001            2000
                                                                  -------------  --------------- --------------- ---------------

Revenues                                                          $  8,135,849   $    8,867,854  $   16,600,460  $   17,777,419

Cost of revenues                                                    (5,830,411)      (6,344,788)    (11,666,801)    (12,851,939)
                                                                   ------------    -------------   -------------   -------------

     Gross profit                                                    2,305,438        2,523,066       4,933,659       4,925,480

Operating expenses                                                  (1,485,807)      (1,519,760)     (3,206,996)     (2,830,140)
                                                                   ------------    -------------   -------------   -------------

     Operating income                                                  819,631        1,003,306       1,726,663       2,095,340
                                                                   ------------    -------------   -------------   -------------

Other income (expense):
   Interest expense                                                    (19,702)         (14,722)        (34,447)        (35,776)
   Option buyback costs                                                      -                -         (88,378)              -
   Other, net                                                           76,727          116,258         182,472         171,662
                                                                   ------------    -------------   -------------   -------------

     Total other income, net                                           (57,025)         101,536         (59,647)        135,886
                                                                   ------------    -------------   -------------   -------------
Income from continuing  operations before
    provision for income taxes and discontinued operations             876,656        1,104,842       1,786,310       2,231,226
Income tax expense                                                    (302,865)        (232,293)       (733,732)       (762,571)
                                                                   ------------    -------------   -------------   -------------
Income from continuing operations                                      573,791          872,549       1,052,578       1,468,655
Loss from discontinued operations (less applicable income
   tax benefit of $667,716 for the three months ended
   June 30, 2000 and  $311,799 and $750,367 for the six months
   ended June 30, 2001 and 2000,  respectively)                              -         (509,135)       (605,259)     (1,798,894)
                                                                   ------------    -------------   -------------   -------------

     Net income (loss)                                            $    573,791   $      363,414  $      447,319  $     (330,239)
                                                                   ============    =============   =============   =============
Per share data:
Basic net income (loss) per share:
Continuing operations                                             $       0.04   $         0.08  $         0.08  $         0.15
Discontinued operations                                                      -            (0.06)          (0.06)          (0.21)
                                                                   ------------    -------------   --------------  -------------
Net income (loss)                                                 $       0.04   $         0.02  $         0.02  $        (0.06)
                                                                   ============    =============   ==============  =============
Diluted net income (loss) per share:
Continuing operations                                             $       0.03   $         0.06            0.06            0.10
Discontinued operations                                                      -            (0.03)          (0.04)          (0.12)
                                                                   ------------    -------------   -------------   -------------
Net income (loss)                                                 $       0.03   $         0.03  $         0.02  $        (0.02)
                                                                   ============    =============   =============   =============
Weighted average number of common shares outstanding:
   Basic common shares                                              10,115,262        8,750,771      10,285,055       8,719,013
                                                                   ============    =============   =============   =============
   Diluted common shares                                            17,236,714       14,772,089      16,986,204      15,612,516
                                                                   ============    =============   =============   =============


The accompanying notes are an integral part of these consolidated financial statements.

                   AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE PERIODS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                                      --------------------------------------
                                                                                                 SIX MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                      --------------------------------------
                                                                                             2001                2000
                                                                                      -------------------  -----------------
Cash flows from operating activities:
   Net income (loss)                                                                  $          447,319   $       (330,239)
   Loss from discontinued operations                                                             605,259          1,798,894
   Adjustments to reconcile net income (loss) to cash provided by
       (used in) operating activities from continuing operations:
     Bad debt expense                                                                                  -             36,000
     Amortization of loan discounts                                                                4,140              4,140
     Deferred income taxes                                                                        18,351                  -
     Depreciation and amortization                                                               280,533            289,546
     Treasury stock received in settlement                                                             -            (54,802)
     Option buyback costs                                                                         88,378                  -
     Change in  operating assets and liabilities:
       Trade accounts receivable                                                                 708,839             64,082
       Advance payment receivables                                                              (442,732)         4,731,212
       Other current assets                                                                     (306,490)           376,736
       Deposits                                                                                 (116,563)        (1,309,744)
       Trade accounts payable and accrued liabilities                                         (1,256,772)         1,287,900
       Income taxes payable                                                                      269,582           (255,673)
       Deposits and other payables related to customers                                       (2,551,769)         3,013,261
       Other assets                                                                                 (387)            17,649
                                                                                        -----------------    ---------------
           Net cash provided by (used in) continuing operations                               (2,252,312)         9,668,962
           Net cash provided by (used in) discontinued operations                                275,271           (464,965)
                                                                                        -----------------    ---------------
           Net cash provided by (used in) operations                                          (1,977,041)         9,203,997
                                                                                        -----------------    ---------------
Cash flows from investing activities:
   Purchase of contracts                                                                               -             (7,500)
   Purchase of property and equipment                                                            (21,134)           (58,594)
   Payment received on notes receivable                                                           13,308                  -
   Amounts loaned for notes receivable                                                        (1,262,000)                 -
   Acquisition costs                                                                            (290,622)                 -
   Purchase of investments                                                                      (585,485)                 -
                                                                                        -----------------    ---------------
           Net cash used in investing activities                                              (2,145,933)           (66,094)
                                                                                        -----------------    ---------------
Cash flows from financing activities:
   Redemption of preferred shares                                                               (350,000)                 -
   Purchase of options for cash                                                                 (215,000)                 -
   Cash paid for treasury stock                                                               (1,207,617)                 -
   Payment of preferred stock dividends                                                         (154,884)          (176,700)
   Issuance of shares of common and preferred stock for cash                                   2,151,307            134,114
                                                                                        -----------------    ---------------
           Net cash provided by (used in) financing activities                                   223,806            (42,586)
                                                                                        -----------------    ---------------
Increase (decrease) in cash                                                                   (3,899,168)         9,095,317
Cash at beginning of period                                                                    6,719,888          5,744,069
                                                                                        -----------------    ---------------
Cash at end of period                                                                 $        2,820,720   $     14,839,386
                                                                                        =================    ===============
Supplemental disclosures:
   Interest paid                                                                      $          114,045   $         41,155
                                                                                        =================    ===============
   Income taxes paid                                                                  $          134,000   $        453,000
                                                                                        =================    ===============




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

         In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.


         Certain   reclassifications  have  been  made  to  conform  to  current classifications.


         NOTE 2. NET INCOME (LOSS) PER COMMON SHARE

         Basic net income (loss) per share is computed by dividing the net income (loss), increased by the preferred stock dividends of $123,001 and $70,900 for the three month periods ending June 30, 2001 and 2000, respectively, and $207,331 and $142,400 for the six month periods ending June 30, 2001 and 2000, respectively, by the weighted average number of shares of common stock outstanding during the respective periods. The effect of the preferred stock dividend on the basic income (loss) per common share was $0.01 per weighted average common share outstanding for the three month periods ending June 30, 2001 and 2000 and $0.02 per weighted average common share outstanding for the six month periods ending June 30, 2001 and 2000. Diluted loss per share includes the effect of all dilutive options, warrants and instruments convertible into common stock.


         NOTE 3. DISCONTINUED OPERATIONS


         On August 1, 2000, the Board of Directors of Avery approved the spin-off of Primal Solutions, Inc. ("PSI"). The decision revised its plan announced February 29, 2000 to spin-off HBS Billing Services Company ("HBS") its local exchange carrier billing clearing house business. The decision to spin-off PSI instead of HBS was motivated primarily by the expectation that Avery shareholders will pay less in taxes under a spin-off of PSI than would have been the case with a spin-off of HBS. Accordingly, prior filed financial statements for the period ending March 31, 2000 reflect HBS as discontinued operations.


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

                   AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

with revenues and expenses of PSI being included in Avery's operations from the acquisition date.


         On February 12, 2001, Avery distributed 100% of the outstanding capital stock of PSI to its security holders. Accordingly, as of such date, Avery had no further ownership interest in Primal or its subsidiary, Wireless Billing Systems.


         As part of the formal distribution, the seven PSI stockholders at the time of the Company's acquisition of PSI redeemed 4,976,401 shares of the Company's Series G voting preferred stock in exchange for 32% of PSI's capital stock. Also, the exercise prices of Avery's outstanding options and the conversion prices of Avery's convertible securities were adjusted to reflect the distribution. After the transaction was completed, Avery's outstanding Series G preferred stock was reduced to 2,150,493 shares which are held by the seven original PSI stockholders on a pro-rata basis.


         The financial information contained in this document presents PSI as a discontinued operation due to the spin-off. Accordingly, the amounts in the statements of operations through the provision for income taxes are HBS's plus expenses of Avery.


         At December 31, 2000, the net current assets of PSI were as follows:

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
                                                                                 ======================

                   AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         At December 31, 2000, the net long-term assets of PSI were as follows:

                                                                                     December 31,
                                                                                          2000
                                                                                 ----------------------
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
                                                                                 ======================

         The operating results of PSI for the period January 1, 2001 to February 12, 2001 and for the three and six months ended June 30, 2000 are as follows:


                                                             Period January
                                                              1, 2001 to
                                                              February 12,      Three months ended    Six months ended
                                                                  2001             June 30, 2000        June 30, 2000
                                                            ----------------------------------------------------------
 Operating revenues                                              $ 825,417            $ 2,094,314         $ 4,067,796
 Cost of revenues                                                 (598,792)            (1,087,703)         (2,036,257)
                                                            ----------------------------------------------------------
    Gross profit                                                   226,625              1,006,611           2,031,539
 Selling, general and administrative expenses                   (1,127,751)            (2,119,751)         (4,505,863)
                                                            ----------------------------------------------------------
    Loss from operations                                          (901,126)            (1,113,140)         (2,474,324)
 Other Expense                                                     (15,932)               (63,711)            (74,937)
                                                            ----------------------------------------------------------
    Loss before income tax provision                              (917,058)            (1,176,851)         (2,549,261)
    Income tax benefit                                             311,799                667,716             750,367
                                                            ----------------------------------------------------------
    Net loss                                                    $ (605,259)            $ (509,135)       $ (1,798,894)
                                                            ==========================================================

         NOTE 4. CERTAIN TRANSACTIONS


         On March 9, 2001, HBS' largest customer, which accounted for 57% of its call records processed in 2000 and 65% of all call record proceeds for the six months ended June 30, 2001, filed a voluntary petition for protection under Chapter 11 of the U. S. Bankruptcy Code in connection with the reorganization of its parent company. As of July 31, 2001, the filing has had no material adverse effect on HBS' business relationship with this customer, and, based upon conversations between the managements of the two

                   AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

companies, the Company does not presently anticipate that this filing will materially adversely affect the relationship with this company in the immediate future.


         On February 1, 2001, the Company purchased all of the capital stock of the Company held by (at the time of the transaction) a beneficial owner of more than five percent (5%) of the common stock of the Company, and all outstanding options and warrants to purchase capital stock of the Company held by two individuals, who were also former directors of the Company. The total purchase price for the transaction was $1,787,000. The transaction consisted of 1,183,938 shares of common stock at $1.02 per share (totaling $1,207,617, the fair value at the date of the transaction), 350,000 shares of Series E preferred stock at $1.00 per share (totaling $350,000, the liquidation value ) plus accrued and unpaid dividends and options to purchase 215,000 shares of Avery common stock for $215,000. The Company recorded the fair value of the options, calculated by using the Black Scholes model, at $126,622. This $126,622 was reflected as a reduction in additional paid in capital, with the balance, $88,378, being charged to the income statement in the other income section.

         The Company invested an additional $574,000 in 526,500 preferred shares of a company for which Avery's Chief Executive Officer is also the controlling shareholder and Chief Executive Officer. The preferred stock earns cumulative dividends at 10% and it is mandatory that they be redeemed for $1.00 per share on the fifth anniversary after the date of issuance.

         The Company also advanced an additional $1,262,000 to a company in which it owns 2,558,000 common shares, 658,000 of these common shares were acquired during the six months ended June 30, 2001. The related notes bear interest at 10% per annum, are due December 31, 2001 and are secured. These notes are expected to be converted to equity during the later half of 2001. On May 2, 2001, Avery's board of directors approved the acquisition of this company subject to certain conditions (See Note 7). Avery's Chief Executive Officer is also a director and officer of this entity.

         NOTE. 5 PREFERRED STOCK

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

                  SERIES I

                  The Company sold 500,000 shares of Series I convertible preferred stock for $1.00 per share in April 2001. The holder of the Series I convertible preferred stock are entitled to annual cumulative dividends of $0.12 per share payable quarterly, a $1.00 per share liquidation value and conversion into common stock on a one for one basis.

         NOTE 6. COMMITMENTS AND CONTINGENCIES

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

                   AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         NOTE 7. PENDING ACQUISITION


         On May 2, 2001, Avery's board of directors approved the acquisition of the assets of a company in which it, through a wholly owned subsidiary, has a note receivable in the amount of $3,162,000 and owns 2,558,000 shares of common stock in the target company's parent. Avery's Chief Executive Officer is also a controlling shareholder and chairman of the entity. The consummation of this transaction will be subject to a number of conditions, including appropriate regulatory approval, the affirmative votes of shareholders of the selling company and receipt of fairness opinions. The company provides intelligent message communications services to enterprises notably in the travel and hospitality sectors.

         NOTE 8. SUBSEQUENT EVENTS

         On July 26, 2001, the board of directors approved a 1-for-20 reverse split of the Company's common stock. An information statement regarding the reverse split was filed with the SEC on August 2, 2001. It is presently anticipated that the reverse split will become effective in late August or early September. An affirmative vote of a majority of the holders of shares entitled to vote is required to approve the amendment of the Certificate of Incorporation to effect the reverse stock split. Controlling stockholders have consented in writing to the amendment and this is sufficient to obtain the stockholder vote necessary to approve the amendment without the approval of any other stockholders. The board of directors believes the reverse stock split may allow Avery to meet the listing criteria for its common stock to be listed on the Nasdaq SmallCap Market, increasing the acceptance of its common stock by the financial community and, accordingly, enhancing stockholder value.

         On August 3, 2001, the Company, through its wholly owned subsidiary, ACI Communications, Inc., completed the acquisition of certain assets from OAN Services, Inc. ("OAN") which was approved by the U.S. Bankruptcy Court in Los Angeles, California. OAN is located in Northridge, California and was a competitor to the Company's local exchange carrier billing clearinghouse business, HBS Billing Services Company. Under the asset purchase agreement, ACI has agreed to pay approximately $10.4 million, consisting of a combination of assumed liabilities and cash. The assets purchased include substantially all of OAN's customer base, cash deposits with the local exchange carriers of approximately $7.2 million, substantially all of its computer software and hardware, all of its furniture and fixtures, all of its call center assets and certain other assets.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

ITEM 2.


         This Quarterly Report on Form 10-QSB contains certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the Company with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.



GENERAL


         The following is a discussion of the consolidated financial condition and results of operations of the Company for the three and six month periods ended June 30, 2001 and 2000. It should be read in conjunction with the Consolidated Financial Statements of the Company, the notes thereto and other financial information included elsewhere in this report, and the Company's
Annual Report on Form 10-KSB/A for the year ended December 31, 2000. For purposes of the following discussion, references to year periods refer to the Company's fiscal year ended December 31 and references to quarterly periods refer to the Company's fiscal three and six month periods ended June 30, 2001 and 2000.


         The results on the "Discontinued operations" lines represent the results of operations for the respective periods for PSI, a wholly owned subsidiary that was spun-off in February 2001. The annual report as of December 31, 1999 and the quarterly report as of March 31, 2000 reflect HBS as discontinued operations. See Note 3 to Consolidated Financial Statements discussed above. All discussions relating to revenue, cost of revenues, operating expenses, etc. pertain only to continuing operations, which consist of Avery and HBS.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS


         The   following   table   presents   certain  items  in  the  Company's
Consolidated Statements of Operations:

                                                    --------------------- -----------------------
                                                     THREE MONTHS ENDED      SIX MONTHS ENDED
                                                           June 30,               June 30,
                                                    --------------------- -----------------------
                                                      2001       2000        2001        2000
                                                    --------- ----------- ----------- -----------
                                                       (In Thousands)         (In Thousands)
Revenues                                            $  8,136   $   8,868   $  16,600   $  17,777
Cost of revenues                                      (5,830)     (6,345)    (11,667)    (12,852)
                                                     --------   ---------   ---------   ---------
         Gross profit                                  2,306       2,523       4,933       4,925
Operating expenses                                    (1,346)     (1,375)     (2,926)     (2,540)
Depreciation and amortization                           (141)       (145)       (281)       (290)
                                                     --------   ---------   ---------   ---------
         Operating income                                819       1,003       1,726       2,095
Other income, net                                         57         101          60         137
Income tax expense                                      (303)       (232)       (734)       (763)
Discontinued operations loss                               -        (509)       (605)     (1,799)
                                                     --------   ---------   ---------   ---------
         Net income (loss)                          $    573   $     363   $     447   $    (330)
                                                     ========   =========   =========   =========

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

         Total revenues for the three months ended June 30, 2001 were $8.1 million, down 8.3% from the comparable prior year quarter. Billing service revenues decreased 7.6% to $8.0 million, from $8.6 million in 2000. The remaining revenue is primarily related to customer service operations and was $185,500 for the three months ended June 30, 2001, down 29.7% from $264,000 in the prior year. Total revenues for the six months ended June 30, 2001 was $16.6 million, down 6.6% from $17.8 million in the prior year period. The remaining revenue is primarily related to customer service operations and was $425,000 for the six months ended June 30, 2001, down 21.7% from the $543,100 from the prior year period. The billing service revenue decrease is primarily attributable to a decrease in the number of telephone call records processed and billed on behalf of direct dial long distance customers. This reduction reflects the overall condition of the telecommunication market place during this period. Enhanced billing services revenues were up slightly due to increased volumes at the one relatively large remaining enhanced services customer. Telephone call record volumes were as follows:

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

                                                 ---------------------------------  ---------------------------------
                                                          THREE-MONTHS ENDED                SIX-MONTHS ENDED
                                                             June 30,                           June 30,
                                                 ---------------------------------  ---------------------------------
                                                      2001             2000              2001             2000
                                                 ---------------  ----------------  ---------------  ----------------
                                                  (In Thousands)                     (In Thousands)
    Direct dial long distance                            71,404            88,909          144,924           177,924
    Enhanced billing                                        197               171              403               337


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

         The gross profit margin decreased slightly from 28.5% to 28.3% from the prior three month period ended June 30, 2000 to the current year. The gross profit margin increased substantially from 27.7% to 29.7% from the prior six month period ended June 30, 2000 to the current year period. The substantial increase in gross profit percentage is primarily due to lower costs as a percentage of revenue in the billing service area offset by a slight increase in costs in the customer service departments as compared to 2000.

Operating Expenses

         Operating expenses are comprised of all selling, marketing and administrative costs incurred in direct support of the business operations of the Company. Operating expenses for the three month periods ended June 30, 2001 and 2000 were $1.3 million and $1.4 million, respectively, representing 15.6% and 15.5% of revenues, respectively. Operating expenses for the six month periods ended June 30, 2001 and 2000 were $2.9 million and $2.5 million, respectively, representing 17.5% and 14.3% of revenues, respectively. The lower operating expenses for the three months ended June 30, 2001 versus 2000 were primarily due to lower legal expenses at the corporate level. The higher operating expenses for the six months ended June 30, 2001 versus 2000 were primarily attributable to the additional costs associated with the PSI spin-off, lower income derived from the discontinuance of the advanced funding program and higher legal and compensation expenses at the corporate level.

Depreciation and Amortization

         Depreciation and amortization expense for the three months ended June 30, was $141,000 in 2001, and $145,000 in 2000. For the six months ended June 30, depreciation and amortization expense was $281,000 in 2001 and $290,000 in 2000. The decrease is primarily due to lower amortization of LEC contracts associated with certain LEC contracts becoming fully amortized and fewer new LEC billing contracts at HBS.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OFo OPERATIONS

Operating Income from Continuing Operations


         Operating income from continuing operations for the three months ended June 30, 2001 was $820,000, or 10.0% of revenues, compared to $1,003,000 or
11.3% of revenues, in the comparable period of 2000. Operating income for the six month period ending June 30, 2001 was $1,727,000, or 10.4% of revenue, compared to $2,095,000, or 11.8% of revenue, in the comparable period of 2000. The decrease in operating income from continuing operations is primarily attributable to the decrease in the volume of call records processed and the increase in operating expenses and other items previously discussed.


Other Income, Net


         Other income, net in the three months ended June 30, 2001 decreased to $57,000 of net income in 2001 from $102,000 of net income in 2000. During the six months ended June 30, 2001, the other income, net decreased to $60,000 of net income in 2001 from $136,000 of net income in 2000. The decrease in income for the three months ended June 30, 2001 is primarily due to lower interest income associated with lower levels of invested short-term cash. The decrease in net income for the six months ended June 30, 2001 is primarily attributable to the option buyback cost of $88,378 associated with a settlement agreement with former board members, offsetting higher interest income associated with notes receivable.


Income Taxes


         Income tax expense of $303,000 was recorded for the three months ended June 30, 2001 and $232,000 was recorded for the prior year quarter. For the six months ended June 30, 2001, income tax expense of $734,000 was recorded compared to $763,000 for the same period in 2000. Income tax expense for the three and six month periods ended June 30, 2000 and a portion of income tax expense for the six month period ending June 30, 2001 are offset on a consolidated basis by income tax benefit recorded for discontinued operations.


Loss from Discontinued Operations


         Loss from discontinued operations was $605,000 for the period January 1, 2001 to February 12, 2001 and $509,000 for the quarter ending June 30, 2000 net of tax benefits of $312,000 and $668,000 for the period January 1, 2001 to February 12, 2001 and the three months ending June 30, 2000, respectively. Revenues from discontinued operations were $825,000 and $2,094,000 for the period January 1, 2001 to February 12, 2001 and for the quarter ending June 30, 2000, respectively. Loss from discontinued operations was $1,799,000 for the six months ended June 30, 2000 net of tax benefits of $750,000. PSI was spun-off on February 12, 2001, as previously discussed.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         Avery's cash balance decreased to $2.8 million at June 30, 2001, from $6.7 million at December 31, 2000. Large fluctuations in daily cash balances are normal due to the large amount of customer receivables that we collect on behalf of our customers. Timing of these receipts also produces large movements in day-to-day cash balances. In addition, Bell South, the LEC through which HBS processes the most volume, moved their remittance date back from the end of the month to the 15th of the following month during the quarter.

         Avery's working capital position at June 30, 2001 was a negative $11.4 million compared to a negative $10.4 million as of December 31, 2000. The decline in working capital is primarily due to a $4.5 million decrease in current assets offset by a $3.5 million decline in current liabilities. The decline in current assets is primarily due to a $3.9 million decrease in cash, a $0.7 million decrease in trade accounts receivable and a $0.7 million decrease in net current assets of continued operations since PSI was spun-off on February 12, 2001. The decrease in current liabilities is primarily due to a $2.6 million decrease in deposits and other payables related to customers and a $1.2 million decrease in trade accounts payable and accrued liabilities.


         Net cash used in operating activities, excluding discontinued operations, was $2.3 million for the six months ending June 30, 2001, as compared to cash provided by operating activities of $9.7 million for 2000. The cash flow used in operations for 2001 results primarily from $2.6 million decrease in deposits and other payables related to customers, $1.2 million decline in trade accounts payable and accrued liabilities and $0.6 million loss from discontinued operations offset by a $0.7 million decline in trade accounts receivable. The cash flow provided by operations for 2000 results from $3.0 million increase in deposits and other payables related to customers, $4.7 million decline in advance payment receivables, $1.3 million increase in trade accounts payable and accrued liabilities and a $0.4 million decline in other current assets somewhat offset by a $1.3 million increase in deposits, $0.3 million decrease in income taxes payable and a net loss of $0.3 million.


         During the six months ended June 30, 2001, the Company advanced $1.3 million for notes receivable, purchased $0.6 million of an affiliated company's preferred stock, redeemed $0.4 million of the Company's preferred stock, purchased $0.2 million of Avery's options, paid $0.3 million for acquisition costs, paid $0.2 million for preferred stock dividends and purchased $1.2 million of treasury stock. This use of cash was partially offset by the $2.2 million received from the issuance of preferred stock and common stock. During the six months ended June 30, 2000, the Company purchased $59,000 of capital equipment and paid $177,000 of preferred dividends. The $134,000 received from the issuance of stock offset this use of cash.


         Avery's operating cash requirements consist principally of working capital requirements, scheduled payments of preferred dividends and capital expenditures. The Company believes cash flows generated from operations, together with borrowings and/or proceeds from the sale of equity securities will be sufficient to fund capital expenditures, working capital needs and debt repayment requirements for the foreseeable future.

ACCOUNTING CHANGES

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" which requires the purchase method of accounting for business combination transactions initiated after June 30, 2001.

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets". The statement requires that goodwill recorded on acquisitions completed prior to July 1, 2001 be amortized through December 31, 2001. Goodwill amortization is precluded on acquisitions completed after June 30, 2001.
Effective January 1, 2002, goodwill will no longer be amortized but will be tested for impairment as set forth in the statement. We are currently reviewing the new standard and evaluating the effects of this standard on our future financial condition, results of operations, and accounting policies and practices. Amortization of goodwill for the first six months of 2001 totaled $122,000.

PART II OTHER INFORMATION


Item 2. Changes In Securities

         The registrant sold an aggregate of 1,600,000 shares of Series H convertible preferred stock for $1.00 per share in February 2001 to two small business investment companies. The holders of the Series H convertible preferred stock are entitled to annual cumulative dividends of $0.12 per share payable quarterly, a $1.00 per share liquidation preference, and conversion of their preferred stock into common stock on a one for one basis. The sales were made by the registrant in reliance upon the exemption from the registration provisions of the Securities Act of 1933, as amended (the "Act"), set forth in Section 4(2) thereof and in reliance upon Regulation D promulgated thereunder. Each of the purchasers represented to the registrant that it was an "accredited investor," as defined in Regulation D. The sales were made in privately negotiated transactions, and neither the offer nor sale of the securities involved any form of general solicitation or general advertising. Each purchaser also represented to the registrant that it was acquiring the securities for its own account for investment purposes only, and not with a view to the resale or other distribution thereof. Each purchaser was informed and agreed that the securities had not been registered under the Act and that the securities could not be transferred or sold without registration under the Act or an exemption therefrom, and the certificates representing the securities contained a legend to such effect.

         The registrant sold 500,000 shares of Series I convertible preferred stock for $1.00 per share in April 2001 to an individual who is a stockholder of the registrant. The holders of the Series I convertible preferred stock are entitled to annual cumulative dividends of $0.12 per share payable quarterly, a $1.00 per share liquidation preference, and conversion of their preferred stock into common stock on a one for one basis. The sale was made by the registrant in reliance upon the exemption from the registration provisions of the Securities Act of 1933, as amended (the "Act"), set forth in Section 4(2) thereof. The purchaser represented to the registrant that he was an "accredited investor," as defined in Regulation D. The sale was made in a privately negotiated transaction, and neither the offer nor sale of the securities involved any form of general solicitation or general advertising. The purchaser also represented to the registrant that he was acquiring the securities for his own account for investment purposes only, and not with a view to the resale or other distribution thereof. The purchaser was informed and agreed that the securities had not been registered under the Act and that the securities could not be transferred or sold without registration under the Act or an exemption therefrom, and the certificates representing the securities contained a legend to such effect.

Item 6, Exhibits and Reports on Form 8-K

        (a)     Reports of Form 8-K

                None

        (b)     Exhibits

                     Exhibit No.   Description
                    -------------- ---------------------------------------------------------------------------
                         4.1       Certificate of Designations of Series H Convertible Preferred Stock
                                   (filed herewith)
                         4.2       Certificate of Designations of Series I Convertible Preferred Stock
                                   (filed herewith)
                        10.1       Asset Purchase Agreement among Qorus.com, Inc., TMT Holdings, Inc.,
                                   Aelix, Inc. and Avery Communications, Inc. dated May 29, 2001 (Exhibit
                                   No. 10.37*)
                        10.2       Note Extension, Modification and Amendment Agreement dated as of May 31,
                                   2001 among Qorus.com, Inc., Aelix, Inc., Thurston Interests, LLC, Apex
                                   Investment Fund III, L.P., Apex Strategic Partners, LLC, Thurston
                                   Communications Corporation and Customer Care & Technology Holdings, Inc.
                                   (Exhibit No. 10.38*)
                        10.3       Demand Promissory Note, dated as of March 29, 2001, payable to Thurston
                                   Communications Corporation by Aelix, Inc. in the original principal amount of $160,000 (Exhibit No. 10.39*)
                        10.4       Demand Promissory Note, dated as of April 12, 2001, payable to Thurston
                                   Communications Corporation in the original principal amount of $80,000
                                   (Exhibit No. 10.40*)
                        10.5       Demand Promissory Note, dated as of April 30, 2001, payable to Thurston
                                   Communications Corporation by Aelix, Inc. the original principal amount of $170,000 (Exhibit No. 10.41*)
                        10.6       Demand Promissory Note, dated as of May 11, 2001, payable to Thurston
                                   Communications Corporation by Aelix, Inc. in the original principal amount of $25,000 (Exhibit No. 10.24)
                        10.7       Demand Promissory Note, dated as of May 15, 2001, payable to Thurston
                                   Communications Corporation by Aelix, Inc. in the original principal amount of $75,000 (Exhibit No. 10.43*)
                        10.8       Demand Promissory Note, dated as of May 31, 2001 payable to Thurston
                                   Communications Corporation by Aelix, Inc. in the original principal amount of $42,000 (Exhibit No. 10.44*)
                        10.9       Demand Promissory Note, dated as of June 15, 2001, payable to Thurston
                                   Communications Corporation by Aelix, Inc. in the original principal amount of $80,000 (Exhibit No. 10.45*)
                        10.10      Demand Promissory Note, dated as of June 28, 2001, payable to Thurston
                                   Communications Corporation by Aelix, Inc. in the original principal amount of $60,000 (Exhibit No. 10.46*)
                        10.11      Demand Promissory Note, dated as of July 12, 2001, payable to Thurston
                                   Communications Corporation by Aelix, Inc. in the original principal amount of $85,000 (Exhibit No. 10.47*)

*Incorporated by reference to the stated Exhibit No. in the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001, filed by Qorus.com, Inc.

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


                                           Avery Communication, Inc.

                                                 (Registrant)

Date___________________________             /s/Patrick J. Haynes III
                                  ----------------------------------------------
                                               Patrick J. Haynes III


                                              Chairman of the Board

Date___________________________                /s/ Scot McCormick
                                  ----------------------------------------------
                                         /s/ Scot McCormick, Secretary

                           AVERY COMMUNICATIONS, INC.

                           CERTIFICATE OF DESIGNATIONS
                                       OF
                      SERIES H CONVERTIBLE PREFERRED STOCK

                  Avery Communications, Inc., a Delaware corporation, DOES HEREBY CERTIFY:

         That, pursuant to authority conferred upon the Board of Directors of said corporation by virtue of its Certificate of Incorporation, as amended, and in accordance with Section 151 of the General Corporation Law of the State of Delaware, said Board of Directors has duly adopted a resolution providing for the issuance of a series of Preferred Stock, par value $0.01 per share, designated as Series H Convertible Preferred Stock, which resolution reads as follows:

         "RESOLVED, that the Board of Directors (the "BOARD OF DIRECTORS") of Avery Communications, Inc., a Delaware corporation (the "CORPORATION"), hereby authorizes the issuance of a series of the Corporation's Preferred Stock, par value $0.01 per share ("PREFERRED Stock"), and fixes its designation, powers, preferences and relative, participating, optional, voting or other special rights, and qualifications, limitations and restrictions thereof, as follows:

         I. SERIES H CONVERTIBLE PREFERRED STOCK. A series of the Preferred Stock, designated the Series H Convertible Preferred Stock (herein the "Series H
                                                                        --------
Preferred Stock"), is hereby established.  The aggregate number of shares of the
---------------
Series H Preferred Stock shall be 1,600,000; provided, that upon redemption, repurchase, conversion or other reacquisition of shares of the Series H Preferred Stock, the number of shares of such Series H Preferred Stock and the number of shares of authorized Series H Preferred Stock shall automatically be reduced by such number of shares that have been redeemed, repurchased or reacquired and shall revert to authorized but unissued shares of Preferred Stock undesignated as to series. The foregoing notwithstanding, during such period in which shares of the Corporation's Series H Preferred Stock are outstanding, the Corporation shall not issue other series of Preferred Stock having dividend rights or preferences upon liquidation that are superior to the Series H Preferred Stock. The preferences, powers, rights and privileges and the qualifications, limitations and restrictions of the Series H Preferred Stock are as follows:

                  a. DIVIDEND RIGHTS. The holders of the Series H Preferred Stock shall be entitled to receive, out of any funds legally available therefor, dividends at the rate of $0.12 per share (the "Dividend") per annum from the
                                                  --------
date of issuance which shall accrue quarterly in equal increments of $0.03 on January 1, April 1, July 1 and October 1 of each year (each a "Dividend Accrual Date") commencing April 1, 2001, which Dividend shall be payable on the first business day that is twenty (20) days following each such Dividend Accrual Date
                                                          ----------------------
(each  such date being a  "Dividend  Payment  Date")  which  dividends  shall be
                           -----------------------
payable in preference and priority to any payment of any cash dividend on Common Stock and any shares of any other class or series of Preferred Stock , or any other class or series of the capital stock of the Corporation, authorized or issued after the date on which this Certificate of Designation is filed with the Secretary of State of the State of Delaware, that is junior to and over which the Series H Preferred Stock has preference and priority in the payment of dividends and in the payment of amounts in the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the

Corporation, other than outstanding shares of the Company's Series D Preferred Stock, which have a prior right of payment or other form of capital stock of the Corporation (such Common Stock and other stock [other than the Series D Preferred Stock] being collectively referred to as "Junior Stock"), when and as
                                                     ------------
declared by the Board of Directors of the Corporation. Such dividends shall accrue and be deemed to accrue whether or not earned or declared, and shall be cumulative so that if such dividends on the Series H Preferred Stock shall not have been paid, or declared and set apart for payment, the deficiency shall be fully paid or declared and set apart for payment before any dividend shall be paid or declared or set apart for any shares of Junior Stock and before any purchase or acquisition of any shares of Junior Stock is made by the Corporation..

                  b. LIQUIDATION RIGHTS. In the event of the liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the holders of each share of Series H Preferred Stock then outstanding shall be entitled to be paid out of the assets of the Corporation available for distribution to its shareholders, before any payment or declaration and setting apart for payment of any amount shall be made in respect of the Junior Stock, an amount equal to One Dollar ($1.00) per share, plus all accrued and unpaid dividends and interest on the Series H Preferred Stock (no less and no more). If the assets of the Corporation available for distribution to its stockholders shall be insufficient to pay in full all amounts to which the holders of the Series H Preferred Stock are entitled, the amount available for distribution shall be shared pro rata by the holders of such series. For the purposes of this Section b, a merger or consolidation of the Corporation with any other corporation or other entity in which the corporation's shareholders do not have a controlling interest in the surviving corporation in the merger or consolidation, or the sale, transfer or lease of all or substantially all the Corporation's assets shall constitute and be deemed a liquidation, dissolution, or winding up of the Corporation.

                  c. VOTING RIGHTS. In addition to any other vote or consent required by the laws of the State of Delaware, the Corporation will not, without the affirmative votes or written consent of the holders of at least sixty six and two-thirds percent (66 2/3%) of the outstanding shares of Series H Preferred Stock (with each share of Series H Preferred Stock being entitled to one vote):

                            (1) In any manner,  including  by  amendment  of its
Certificate of Incorporation or By-laws, alter or change the powers, rights, preferences or privileges or the qualifications, limitations or restrictions of the Series H Preferred Stock;

                            (2) Create, authorize or issue a new class or series
(or change or reclassify a class or series of shares with junior, subordinate or inferior rights into a class or series of shares) having rights, preferences or privileges prior or superior with the shares of Series H Preferred Stock in the payment of dividends or in the payment of amounts in the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Corporation, or increase the rights, preferences, privileges or number of any class or series having rights, preferences or privileges on dissolution that are prior, superior or on parity with those of the Series H Preferred Stock;

                            (3)  Increase or decrease  the  aggregate  number of
authorized shares of Series H Preferred Stock, except for any decrease resulting from any redemption, repurchase or other reacquisition; effect an exchange or reclassification or create a right of exchange, of all or part of the shares of Series H Preferred Stock into shares of another class; effect an exchange or reclassification or create a right of exchange, of all or part of the shares of another class or series into the shares of the Series H Preferred Stock; change the shares of all or part of the Series H Preferred Stock into a different number of shares of Series H Preferred Stock.

                            (4)  Repurchase  redeem  or  otherwise  acquire  any
shares of the Corporation's capital stock other than the Series H Preferred Stock if any dividends on the Series H Preferred Stock which have accrued and are payable remain outstanding at the time;

                            (5)  Liquidate,  dissolve  or wind-up the affairs of
the Corporation or merge or consolidate the Corporation with any other entity or sell or encumber all or substantially all of the Corporation's assets or issue in one or a series of related transactions shares representing more than fifty percent (50%) of the aggregate voting power of all classes and series of the Corporation's voting stock if any dividends on the Series H Preferred Stock which have accrued and are payable remain outstanding at the time; or

                            (6)   Declare   or  pay  any   dividend   or   other
distribution with respect to Junior Stock if any dividends on the Series H Preferred Stock which have accrued and are payable remain outstanding at the time.

                     d. CONVERSIONS. The holders of shares of Series H Preferred Stock shall have the following conversion rights:

                            (1)  Right to  Convert.  Subject  to the  terms  and
                                 -----------------
conditions of this paragraph d, the holder of any share of Series H Preferred Stock shall have the right, at its option at any time to convert any such share of Series H Preferred Stock into one fully paid and nonassessable share of Common Stock or, in case an adjustment (an "Adjustment") has taken place
                                                 ----------
pursuant to the further provisions of this paragraph d, then as last adjusted and in effect at the date any share or shares of Series H Preferred Stock are surrendered for conversion. Such rights of conversion shall be exercised by the holder thereof by giving written notice that the holder elects to convert a stated number of shares of Series H Preferred Stock into Common Stock and by surrender of a certificate or certificates for the shares so to be converted to the Corporation at its principal office (or such other office or agency of the Corporation as the Corporation may designate by notice in writing to the holders of the Series H Preferred Stock) at any time during its usual business hours on the date set forth in such notice, together with a statement of the name or names (with address) in which the certificate or certificates for shares of Common Stock shall be issued.

                            (2)  Issuance  of   Certificates:   Time  Conversion
                                 -----------------------------------------------
Effected.   Promptly  after  receipt  of  the  written  notice  referred  to  in
--------
subparagraph d.1. and surrender of the certificate or certificates for the share or shares of Series H Preferred Stock to be converted, the Corporation shall issue and deliver, or cause to be issued and delivered, to the holder, registered in such name or names as such holder may direct, a certificate or certificates for the number of whole shares of Common Stock issuable upon the conversion of such share or shares of Series H Preferred Stock. To the extent permitted by law, such conversion shall be deemed to have been effected as of the close of business on the date on which such written notice shall have been received by the Corporation and the certificate or certificates for such share or shares shall have been surrendered as aforesaid, and at such time the rights of the holder of such share or shares of Series H Preferred Stock shall cease, and the person or persons in whose name or names any certificate or certificates for shares of Common Stock shall be issuable upon such conversion shall be deemed to have become the holder or holders of record of the shares represented thereby.

                            (3)   Fractional    Shares;    Dividends;    Partial
                                  ----------------------------------------------
Conversion.  No  fractional  shares shall be issued upon  conversion of Series H
----------
Preferred Stock into Common Stock and no payment or adjustment shall be made upon any conversion on account of any cash dividends on the Common Stock issued upon such conversion. Within thirty days after the date of each conversion, the Corporation shall, at the Corporation's election, pay in cash an amount equal to all dividends accrued and unpaid on the shares of Series H Convertible Preferred Stock surrendered for conversion to the date upon which such conversion is deemed to take place as provided in subparagraph d.2. (the "Accrued Dividend
                                                               -----------------
Payment").  In case the number of shares of Series H Preferred Stock represented
-------
by the certificate or certificates surrendered pursuant to subparagraph d.1. exceeds the number of shares converted, the Corporation shall, upon such conversion, execute and deliver to the holder, at the expense of the Corporation, a new certificate or certificates for the number of shares of Series H Preferred Stock represented by the certificate or certificates surrendered which are not to be converted. If any fractional share of Common Stock would, except for the provisions of the first sentence of this subparagraph d.3., be delivered upon such conversion, the Corporation, in lieu of delivering such fractional share, shall pay to the holder surrendering the Series H Preferred Stock for conversion, an amount in cash equal to the current market price of such fractional share as determined in good faith by the Board of Directors of the Corporation.

                            (4)  Adjustment  of Price For Stock Splits and other
                                 -----------------------------------------------
Subdivision  and  Combinations.  In  case  the  Corporation  shall  at any  time
------------------------------
subdivide (by any stock split, stock dividend or otherwise) its outstanding shares of Common Stock into a greater number of shares, or shall declare a dividend or make any other distribution upon any stock of the Corporation payable in Common Stock (except for dividends or distributions upon the Common Stock), or shall otherwise issue Common Stock for no consideration, then the number of shares of Common Stock into which the Series H Preferred Stock may be converted will be adjusted appropriately.

         In case the Corporation shall take a record of the holders of its Common Stock for the purpose of entitling them to receive a dividend or other distribution payable in Common Stock then such record date shall be deemed to be the date of the issue or sale of the shares of Common Stock deemed to have been issued or sold upon the declaration of such dividend or the making of such other distribution or the date of the granting of such right of subscription or purchase, as the case may be.

                            (5)  Reorganization  or  Reclassification.   If  any
                                 ------------------------------------
capital reorganization or reclassification of the capital stock of the Corporation shall be effected in such a way that holders of Common Stock shall be entitled to receive stock, securities or assets with respect to or in exchange for Common Stock, then, as a condition of such reorganization or reclassification, lawful and adequate provisions shall be made whereby each holder of a share or shares of Series H Preferred Stock shall thereupon have the right to receive, upon the basis and upon the terms and conditions specified herein and in lieu of the shares of Common Stock immediately theretofore receivable upon the conversion of such share or shares of Series H Preferred Stock, such shares of stock, securities or assets as may be issued or payable with respect to or in exchange for a number of outstanding shares of such Common Stock equal to the number of shares of such Common Stock immediately theretofore receivable upon such conversion had such reorganization or reclassification not taken place, and in any such case appropriate provisions shall be made with respect to the rights and interests of such holder to the end that the provisions hereof (including without limitation provisions for Adjustments) shall thereafter be applicable, as nearly as may be, in relation to any shares of stock, securities or assets thereafter deliverable upon the exercise of such conversion rights.

                            (6) Notice of Adjustment Upon any  Adjustment,  then
                                --------------------
and in each such case the Corporation shall give written notice thereof, by delivery in person, certified or registered mail, return receipt requested, telecopier or telex, addressed to each holder of shares of Series H Preferred Stock at the address of such holder as shown on the books of the Corporation, which notice shall state the adjustment resulting from such Adjustment, setting forth in reasonable detail the method upon which such calculation is based.

                            (7) Stock to be Reserved.  The  Corporation  will at
                                --------------------
all times reserve and keep available out of its authorized Common Stock, solely for the purpose of issuance upon the conversion of Series H Preferred Stock as herein provided, such number of shares of Common Stock as shall then be issuable upon the conversion of all outstanding shares of Series H Preferred Stock. The Corporation covenants that all shares of Common Stock which shall be so issued shall be duly and validly issued and fully paid and nonassessable and free from all taxes, liens and charges with respect to the issue thereof. The Corporation will take all such action as may be necessary to assure that all such shares of Common Stock may be so issued without violation of any applicable law or regulation, or of any requirement of any national securities exchange upon which the Common Stock may be listed. The Corporation will not take any action which results in any adjustment if the total number of shares of Common Stock issued and issuable after such action upon conversion of the Series H Preferred Stock would exceed the total number of shares of Common Stock then authorized by the Articles of Incorporation.

                            (8) No  Reissuance  of  Series  H  Preferred  Stock.
                                -----------------------------------------------
Shares of Series H Preferred Stock which are converted into shares of Common Stock as provided herein shall not be reissued.

                            (9) Issue Tax.  The  issuance  of  certificates  for
                                ---------
shares of Common Stock upon conversion of Series H Preferred Stock shall be made without charge to the holders thereof for any issuance tax in respect thereof, provided that the Corporation shall not be required to pay any tax which may be payable in respect of any transfer involved in the issuance and delivery of any certificate in a name other than that of the holder of the Series H Preferred Stock which is being converted.

                            (10) Closing of Books.  The  Corporation  will at no
                                 ----------------
time close its Transfer books against the transfer of any Series H Preferred Stock or of any shares of Common Stock issued or issuable upon the conversion of any shares of Series H Preferred Stock in any manner which interferes with the timely conversion of such Series H Preferred Stock, except as may otherwise be required to comply with applicable securities laws.

                     e. DIRECTORS. In addition to the rights specified above and any other rights provided in the Corporation's By-laws or the laws of the State of Delaware, the holders of the Series H Preferred Stock shall have the right at all times to elect one member to the Board of Directors of the Corporation. The right to elect one director accorded to the holders of the Series H Preferred Stock may be exercised either at a special meeting of the holders of Series H Preferred Stock, or at a special meeting of the stockholders of the Corporation, or by written consent of such holders in lieu of a meeting which such holders shall have the right to execute from time to time irrespective of the call of any special meeting of the stockholders. The director to be elected by the holders of the Series H Preferred Stock shall serve for terms extending from the date of his election and qualification until the time of the next succeeding annual meeting of the stockholders and until his successor has been elected and qualified. Any Director elected by the holders of the Series H Preferred Stock may be removed during his or her term of office, without cause, by and only by the written consent or affirmative vote of the holders of the Series H Preferred Stock. Any vacancy in the office of a director elected by the holders of the Series H Preferred Stock may be filled by a vote or written consent of the holders of the Series H Preferred Stock."

         IN  WITNESS  WHEREOF,  Avery  Communications,   Inc.  has  caused  this
Certificate of Designations to be signed by Scot M. McCormick, its Vice President, this 21 day of February, 2001.

                                            AVERY COMMUNICATIONS, INC.


                                            By:  /s/  Scot M. McCormick
                                                --------------------------------
                                                Scot M. McCormick
                                                Vice President

                           AVERY COMMUNICATIONS, INC.

                           CERTIFICATE OF DESIGNATIONS
                                       OF
                      SERIES I CONVERTIBLE PREFERRED STOCK

         Avery Communications, Inc., a Delaware corporation, does hereby certify that:

         Pursuant to authority conferred upon the Board of Directors of said corporation by virtue of its Certificate of Incorporation, as amended, and in accordance with Section 151 of the General Corporation Law of the State of Delaware, said Board of Directors has duly adopted a resolution providing for the issuance of a series of Preferred Stock, par value $0.01 per share, designated as Series I Convertible Preferred Stock, which resolution reads as follows:

         "RESOLVED, that the Board of Directors (the "BOARD OF DIRECTORS") of Avery Communications, Inc., a Delaware corporation (the "CORPORATION"), hereby authorizes the issuance of a series of the Corporation's Preferred Stock, par value $0.01 per share ("PREFERRED STOCK"), and fixes its designation, powers, preferences and relative, participating, optional, voting or other special rights, and qualifications, limitations and restrictions thereof, as follows:

         1. DESIGNATION. The distinctive serial designation of said series of Preferred Stock shall be "Series I Convertible Preferred Stock" ("SERIES I PREFERRED STOCK"). Each share of Series I Preferred Stock shall be identical in all respects with all other shares of Series I Preferred Stock.

         2. NUMBER OF SHARES. The number of shares of Series I Preferred Stock shall initially be 500,000, which number may from time to time be increased or decreased (but not below the total number thereof then outstanding) by the Board of Directors. Shares of Series I Preferred Stock that are redeemed, purchased or otherwise acquired by the Corporation or are converted into Common Stock (as defined in Section 3 below) shall be canceled and shall revert to authorized but unissued shares of Preferred Stock undesignated as to series.

         3. DEFINITIONS. Unless the context otherwise requires, when used herein the following terms shall have the meaning indicated.

         "AFFILIATE" means, with respect to any specified Person, any other Person which, directly or indirectly, controls, is controlled by or is under direct or indirect common control with, such specified Person. For the purposes of this definition, "control," when used with respect to any Person, means the power to direct the management and policies of such Person, directly or indirectly, whether through the ownership of voting securities, by contract or otherwise, and the terms "affiliated," "controlling," and "controlled" have meanings correlative to the foregoing.

         "BOARD OF DIRECTORS" means the Board of Directors of the Corporation.

         "BUSINESS DAY" means any day except Saturday, Sunday and any day which shall be a legal holiday or a day on which banking institutions in New York City, New York generally are authorized or required by law or other governmental actions to close.

         "CERTIFICATE OF INCORPORATION" means the Corporation's "certificate of incorporation," as such term is defined in Section 104 of the General Corporation Law of the State of Delaware, as amended, or any successor statute.

         "COMMON STOCK" means, except when used in Section 7 hereof, the Corporation's common stock, par value $0.01 per share. When used in Section 7 hereof, the term "Common Stock" has the meaning ascribed to such term in Section 7(n).

         "EXCHANGE ACT" means the Securities Exchange Act of 1934, as amended, or any successor statute, and the rules and regulations promulgated thereunder.

         "LIQUIDATION PREFERENCE" is an amount equal to $1.00 per whole share of Series I Preferred Stock, as adjusted for stock splits, stock dividends and similar transactions.

         "ORIGINAL  ISSUE DATE" means March 29,  2001,  with  respect to 210,000 shares of Series I Preferred Stock and April 2, 2001, with respect to 290,000 shares of Series I Preferred Stock.

         "OUTSTANDING", when used with reference to shares of stock, means issued and outstanding shares, excluding shares held by the Corporation or a Subsidiary of the Corporation.

         "PERSON" means a natural person, a corporation, a partnership, a limited liability company, an association, a joint-stock company, a trust, any unincorporated organization or other entity, a government, or a political subdivision, agency or instrumentality of a government.

         "SUBSIDIARY" means, with respect to any Person (the "OWNER"), any corporation or other Person of which securities or other interests having the power to elect a majority of that corporation's or other Person's board of directors or similar governing body, or otherwise having the power to direct the business and policies of that corporation or other Person (other than securities or other interests having such power only upon the happening of a contingency that has not occurred) are held by the Owner, or by the Owner and one or more of its Subsidiaries, or by one or more of the Owner's Subsidiaries.

         4. RANK. The capital stock of the Corporation shall be deemed to rank as follows:

                  (A)      DEFINITIONS   OF   "SENIOR    SECURITIES,"    "PARITY
SECURITIES" AND "JUNIOR SECURITIES." Any class or series of the capital stock of the Corporation shall be deemed to rank:

                           (i)      senior and prior to the  Series I  Preferred
Stock ("SENIOR SECURITIES"), either as to the payment of dividends, or as to amounts payable or assets distributable upon any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Corporation, or both, if (A) such class or series of stock be the Corporation's Series D Senior Cumulative Convertible Redeemable Preferred Stock ("SERIES D PREFERRED STOCK") or the Corporation's Series H Convertible Preferred Stock ("SERIES H PREFERRED STOCK"), (B) an amendment to the Corporation's Certificate of Incorporation or a certificate of designations for any such class or series of stock shall be filed in the office of the Secretary of State of the State of Delaware after the date and time on which this Certificate of Designations is filed in the office of the Secretary of State of the State of Delaware and the holders of such class or series shall be entitled by the terms of such certificate of designations to the receipt of dividends, or to amounts payable or assets distributable upon any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Corporation, or both, in preference or priority to the holders of Series I Preferred Stock;

                           (ii)     on a  parity  with the  Series  I  Preferred
Stock ("PARITY SECURITIES"), either as to the payment of dividends, or as to amounts payable or assets distributable upon any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Corporation, or both, whether or not the dividend rates, dividend payment dates or redemption or liquidation prices per share thereof be different from those of the Series I Preferred Stock, if the holders of the Series I Preferred Stock and the holders of any other such class or series of stock shall be entitled by the terms thereof to the receipt of dividends, or to amounts payable or assets distributable upon any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Corporation, or both, in proportion to their respective amounts of accrued and unpaid dividends per share or liquidation preferences (including, but not limited to, preferences as to payment of dividends or as to amounts payable or assets distributable upon any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Corporation), without preference or priority one over the other and such class or series of stock is not a class or series of Senior Securities or Junior Securities (as defined below); and

                           (iii)    junior  to  the  Series  I  Preferred  Stock
("JUNIOR SECURITIES"), either as to the payment of dividends, or as to amounts payable or assets distributable upon any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Corporation, or both, if (A) such class or series of stock be the Corporation's Common Stock, or (B) such class or series of stock be the Corporation's Series A Junior Convertible Redeemable Preferred Stock ("SERIES A PREFERRED STOCK"), Corporation's Series B Junior Convertible Redeemable Preferred Stock ("SERIES B PREFERRED STOCK"), the Corporation's Series C Junior Convertible Redeemable Preferred Stock ("SERIES C PREFERRED STOCK"), or the Corporation's Series G Junior Participating Convertible Voting Preferred Stock ("SERIES G PREFERRED STOCK"), or (C) an amendment to the Corporation's Certificate of Incorporation or a certificate of designations for any such class or series of stock shall be filed in the office of the Secretary of State of the State of Delaware after the date and time on which this Certificate of Designations is filed in the office of the Secretary of State of the State of Delaware and the holders of the Series I Preferred Stock shall be entitled by the terms of the Corporation's Certificate of Incorporation or such certificate of designations to the receipt of dividends, or to amounts payable or assets distributable upon any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Corporation, or both, in preference and priority to the holders of shares of such class or series of stock.

                  (B) RANK OF DERIVATIVE SECURITIES. The respective definitions of Senior Securities, Junior Securities and Parity Securities shall also include any rights or options exercisable or exchangeable for or convertible into any of the Senior Securities, Junior Securities or Parity Securities, as the case may be.

                  (C) JUNIOR SECURITIES PERMITTED. The Series I Preferred Stock shall be subject to the creation of Junior Securities.

                  (D) PRESUMPTION OF JUNIOR SECURITIES. Any class or series of the Corporation's capital stock created, authorized or designated after the date and time on which this Certificate of Designations is filed in the office of the Secretary of State of the State of Delaware shall be Junior Securities, and the holders of the Series I Preferred Stock shall be entitled to the receipt of dividends and to amounts payable or assets distributable upon any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Corporation in preference or priority to the holders of any such class or series of stock, unless, in each case, either the Corporation's Certificate of Incorporation or the Corporation's certificate of designations relating to any such class or series of stock shall expressly provide that the shares of any such class or series of stock are Senior Securities or Parity Securities, as the case may be.

         5. DIVIDENDS. The holders of the Series I Preferred Stock shall be entitled to receive dividends as follows:

                  (A) DIVIDEND RATE AND PAYMENT. The holders of shares of Series I Preferred Stock shall be entitled to receive with respect to each share of Series I Preferred Stock, when, as and if declared by the Board of Directors, out of funds legally available for the payment of dividends, dividends at the rate per annum equal to $0.12 per share, payable in accordance with the terms of this Section 5. Dividends shall be payable only in cash. All dividends shall be cumulative from the Original Issue Date regardless of when actually paid, whether or not in any Dividend Period (as defined below) or Dividend Periods there shall be funds of the Corporation legally available for the payment of such dividends, and shall be payable quarterly in arrears on the twentieth
(20th) day following each January 1, April 1, July 1 and October 1 of each year (unless such day is not a Business Day, in which event such dividends shall be payable on the next succeeding Business Day) (each such date being a "DIVIDEND PAYMENT DATE" and each such quarterly period being a "DIVIDEND PERIOD"). Each such dividend shall be payable to the holders of record of shares of the Series I Preferred Stock as they appear on the share register of the Corporation on the corresponding Record Date. As used herein, the term "RECORD DATE" means, with respect to the dividend payable on January 1, April 1, July 1 and October 1, respectively, of each year, the preceding November 15, February 15, May 15 and August 15, or such other record date, not more than 60 days nor less than 10 days preceding the payment dates thereof, as shall be fixed by the Board of Directors. Accrued and unpaid dividends for any past Dividend Periods may be declared and paid at any time, without reference to any Dividend Payment Date, to holders of record on such record date, not more than 45 days preceding the payment date thereof, as may be fixed by the Board of Directors.

                  (B) QUARTERLY DIVIDEND PAYMENTS. The amount of dividends payable for each full Dividend Period shall be $0.03 per share of Series I Preferred Stock. The amount of dividends payable for the initial Dividend Period, or any other period shorter or longer than a full Dividend Period, on the Series I Preferred Stock shall be computed on the basis of twelve 30-day months and a 360-day year, using a rate calculated by dividing $0.12 by the Liquidation Preference. No interest, or sum of money in lieu of interest, shall be payable in respect of any dividend payment or payments on the Series I Preferred Stock that may be in arrears.

                  (C) DIVIDENDS ON PARITY SECURITIES. So long as any shares of the Series I Preferred Stock are outstanding, no dividend, except as described in the next succeeding sentence, shall be declared or paid or set apart for payment on any Parity Securities, nor shall any Parity Securities be redeemed, purchased or otherwise acquired for any consideration (or moneys be paid to or made available for a sinking fund for the redemption of any shares of any such stock) by the Corporation, directly or indirectly (except by conversion into or exchange for Junior Securities), unless in each case full cumulative dividends have been or contemporaneously are declared and paid or declared and consideration sufficient for the payment thereof set apart for such payment on the Series I Preferred Stock for all Dividend Periods terminating on or prior to the date of payment of the dividend on such class or series of Parity Securities or the redemption, purchase or other acquisition thereof. When dividends are not paid in full or consideration sufficient for such payment is not set apart, as aforesaid, all dividends declared upon shares of the Series I Preferred Stock and all dividends declared upon any other class or series of Parity Securities shall be declared ratably in proportion to the respective amounts of dividends accumulated and unpaid on the Series I Preferred Stock and accumulated and unpaid on such Parity Securities.

                  (D) NO JUNIOR SECURITIES DISTRIBUTIONS. So long as any shares of the Series I Preferred Stock are outstanding, no dividends (other than dividends or distributions paid in shares of, or to effectuate a stock split on, or options, warrants or rights to subscribe for or purchase shares of, Junior Securities) shall be declared or paid or set apart for payment or other distribution declared or made upon Junior Securities, nor shall any Junior Securities be redeemed, purchased or otherwise acquired (other than a redemption, purchase or other acquisition of shares of Common Stock made for purposes of an employee incentive or benefit plan of the Corporation or any subsidiary) (any such dividend, distribution, redemption or purchase being hereinafter referred to as a "JUNIOR SECURITIES DISTRIBUTION") for any consideration (or any moneys be paid to or made available for a sinking fund for the redemption of any shares of any such stock) by the Corporation, directly or indirectly (except by conversion into or exchange for Junior Securities), unless in each case (i) the full cumulative dividends on all outstanding shares of the Series I Preferred Stock and accrued and unpaid dividends on any other Parity Securities shall have been paid or set apart for payment for all past Dividend Periods with respect to the Series I Preferred Stock and all past dividend periods with respect to such Parity Securities and (ii) sufficient consideration shall have been paid or set apart for the payment of the dividend for the current Dividend Period with respect to the Series I Preferred Stock and the current dividend period with respect to such Parity Securities.

         6. LIQUIDATION PREFERENCE. The holders of the Series I Preferred Stock shall have a preference in the event of any liquidation, dissolution or winding up of the Corporation as follows:

                  (A) PAYMENT OF LIQUIDATION PREFERENCE. In the event of any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, before any payment or distribution of the assets of the Corporation (whether capital or surplus) shall be made to or set apart for the holders of Junior Securities, the holders of the shares of Series I Preferred Stock shall be entitled to receive with respect to each share of Series I Preferred Stock an amount equal to all dividends (whether or not earned or declared) accrued and unpaid thereon to the date of final distribution to such holders plus an amount in cash equal to the Liquidation

Preference. If, upon any liquidation, dissolution or winding up of the Corporation, the assets of the Corporation, or proceeds thereof, distributable among the holders of the shares of Series I Preferred Stock shall be insufficient to pay in full the preferential amount aforesaid and liquidating payments on any Parity Securities, then such assets, or the proceeds thereof, shall be distributed among the holders of shares of Series I Preferred Stock and any such other Parity Securities ratably in accordance with the respective amounts that would be payable on such shares of Series I Preferred Stock and any such other Parity Securities if all amounts payable thereon were paid in full.

                  (B)      DEEMED  LIQUIDATION  EVENTS. For the purposes of this
Section 6, a merger or consolidation of the Corporation with any other corporation or other entity in which the Corporation's shareholders do not have a controlling interest in the surviving corporation in the merger or consolidation, or the sale, transfer or lease of all or substantially all the Corporation's assets shall constitute and be deemed a liquidation, dissolution, or winding up of the Corporation.

         7. CONVERSION RIGHTS. The holders of shares of Series I Preferred Stock shall have conversion rights as follows (the "CONVERSION RIGHTS"):

                  (A) RIGHT TO CONVERT. Each share of Series I Preferred Stock shall be convertible, at the option of the holder thereof, at any time after at the office of the Corporation or any transfer agent for such stock, into such number of fully paid and nonassessable shares of Common Stock of the Corporation as is determined by dividing $1.00 by the Current Conversion Price applicable to such share, determined as hereinafter provided, in effect on the date the certificate is surrendered for conversion, and rounded to the nearest ten-thousandth (0.0001). The price at which shares of Common Stock shall be deliverable upon conversion of shares of the Series I Preferred Stock (the "STATED CONVERSION PRICE") shall initially be $1.00 per share of Common Stock. The Stated Conversion Price shall be adjusted from and after the Original Issue Date as hereinafter provided. The Stated Conversion Price at any time in effect or, in the case of any such adjustment, such Stated Conversion Price as most recently so adjusted, is herein called the "CURRENT CONVERSION PRICE."

                  (B) MECHANICS OF CONVERSION. Before any holder of Series I Preferred Stock shall be entitled to convert the same into shares of Common Stock, such holder shall surrender the certificate or certificates therefor, duly endorsed, at the office of the Corporation or of any transfer agent for such stock, and shall give written notice to the Corporation at such office that such holder elects to convert the same and shall state therein the name or names in which such holder wishes the certificate or certificates for shares of Common Stock to be issued. The Corporation shall, as soon as practicable thereafter, issue and deliver at such office to such holder of Series I Preferred Stock, a certificate or certificates for the number of shares of Common Stock to which such holder shall be entitled as aforesaid. Such conversion shall be deemed to have been made immediately prior to the close of business on the date of surrender of the shares of Series I Preferred Stock to be converted, and the Person or Persons entitled to receive the shares of Common Stock issuable upon such conversion shall be treated for all purposes as the record holder or holders of such shares of Common Stock on such date. Within thirty (30) days after the date of each conversion, the Corporation shall, at the Corporation's election, pay in cash an amount equal to all dividends accrued and unpaid on the shares of Series I Preferred Stock surrendered for conversion to the date upon which such conversion is deemed to have taken place as provided in this Section 7(b).

                  (C) ADJUSTMENTS TO CURRENT CONVERSION PRICE FOR STOCK DIVIDENDS ON COMMON STOCK AND FOR COMBINATIONS OR SUBDIVISIONS OF COMMON STOCK. In the event that the Corporation at any time or from time to time after the Original Issue Date shall declare or pay, without consideration, any dividend on the Common Stock payable in Common Stock or in any right to acquire Common Stock for no consideration, or shall effect a subdivision of the outstanding shares of Common Stock into a greater number of shares of Common Stock (by stock split, reclassification or otherwise than by payment of a dividend in Common Stock or in any right to acquire Common Stock), or in the event the outstanding shares of Common Stock shall be combined or consolidated, by reclassification or otherwise, into a lesser number of shares of Common Stock, then the Current Conversion Price in effect immediately prior to such event shall, concurrently with the effectiveness of such event, be proportionately decreased or increased, as appropriate. In the event that the Corporation shall declare or pay, without consideration, any dividend on the Common Stock payable in any right to acquire Common Stock for no consideration, then the Corporation shall be deemed to have made a dividend payable in Common Stock in an amount of shares equal to the maximum number of shares issuable upon exercise of such rights to acquire Common Stock.

                  (D) ADJUSTMENTS FOR RECLASSIFICATION AND REORGANIZATION. If at any time after the Original Issue Date the Common Stock issuable upon conversion of the Series I Preferred Stock shall be changed into the same or a different number of shares of any other class or classes of stock, whether by capital reorganization, reclassification or otherwise, the Current Conversion Price then in effect shall, concurrently with the effectiveness of such reorganization or reclassification, be proportionately adjusted so that the Series I Preferred Stock shall be convertible into, in lieu of the number of shares of Common Stock which the holders would otherwise have been entitled to receive, a number of shares of such other class or classes of stock equivalent to the number of shares of Common Stock that would have been subject to receipt by the holders upon conversion of the Series I Preferred Stock immediately before that change.

                  (E)      ADJUSTMENTS FOR EXTRAORDINARY DISTRIBUTIONS.  In case
the Corporation shall at any time or from time to time declare, order, pay or make a dividend or other distribution on or to the holders of its Common Stock (including, without limitation, any distribution, by way of dividend, spin-off or split-up, of cash or other property of the Corporation, any stock, evidences of indebtedness or other securities of the Corporation or any of its
Subsidiaries, or rights or warrants to subscribe for securities of the Corporation or any of its Subsidiaries), other than ordinary cash dividends as may be declared from time to time by the Corporation and any distribution or dividend of shares of Common Stock that is referred to in Section 7(c), then, and in each such case, the Current Conversion Price shall be adjusted to equal the number determined by multiplying (A) the Current Conversion Price immediately prior to the record date fixed for the determination of stockholders entitled to receive such dividend or distribution by (B)(1) a fraction, the numerator of which shall be the Current Market Price (as defined below) per share of Common Stock on the first Trading Day (as defined below) on which purchasers of Common

Stock in regular way trading would not be entitled to receive such dividend or distribution (the "EX-DIVIDEND DATE") and the denominator of which shall be the Current Market Price per share of Common Stock on the last Trading Day on which purchasers of Common Stock in regular way trading would be entitled to receive such dividend or distribution, or, (2) at the option of the Board of Directors, a fraction the numerator of which is the appraised Fair Market Value (as defined below) of the Corporation as a going concern after giving effect to the dividend or distribution and the denominator of which is appraised Fair Market Value of the Corporation as a going concern immediately prior to such dividend or distribution; provided, however, that in no event shall such fraction be greater than one (1). An adjustment made pursuant to this Section 7(e) shall be effective at the close of business on the Ex-Dividend Date. As used in this
Section 7(e), the term "CURRENT MARKET PRICE" per share of Common Stock on any date shall be deemed to the closing price per share of Common Stock on the date specified. The closing price per share of Common Stock shall be the last sale price, regular way or, in case no such sale takes place on such day, the average of the closing bid and asked prices, regular way, in either case as reported in the principal consolidated transaction reporting system with respect to securities listed or admitted to trading on the New York Stock Exchange or, if the Common Stock is not listed or admitted to trading on the New York Stock Exchange, as reported in the principal consolidated transaction reporting system with respect to securities listed on the principal national securities exchange on which the Common Stock is listed or admitted to trading or, if the Common Stock is not listed or admitted to trading on any national securities exchange, the last quoted sale price or, if not so quoted, the average of the high bid and low asked prices on the OTC Bulletin Board or in the over-the-counter market, as reported by The Nasdaq Stock Market, Inc. or such other system then in use, or, if on any such date the Common Stock is not quoted by any such organization, the average of the closing bid and asked prices as furnished by a professional market maker making a market in the Common Stock selected by the Board of Directors. If the Common Stock is not publicly held or so listed or publicly traded, "CURRENT MARKET PRICE" shall mean the Fair Market Value (as defined below) per share as determined in good faith by the Board of Directors of the Corporation. "FAIR MARKET VALUE" means the amount which a willing buyer would pay a willing seller in an arm's-length transaction as determined in good faith by the Board of Directors of the Corporation, unless otherwise provided herein. "TRADING DAY" means a day on which the principal national securities exchange on which the Common Stock is listed or admitted to trading is open for the transaction of business or, if the Common Stock is not listed or admitted to trading on any national securities exchange, any day other than a Saturday, Sunday, or a day on which banking institutions in the State of New York are authorized or obligated by law or executive order to close.

                  (F) MERGERS, CONSOLIDATIONS, REORGANIZATIONS OR SALES OF ASSETS. If at any time or from time to time after the Original Issue Date there is a capital reorganization or reclassification of the capital stock of the
Corporation (other than a recapitalization, subdivision, combination, reclassification, exchange or substitution of shares provided for elsewhere in this Section 7) or a merger, consolidation or sale of all or substantially all of the assets of the Corporation (other than a merger, consolidation or sale of all or substantially all of the assets of the Corporation deemed to be a liquidation as provided in Section 6(b) hereof), as a part of and as a condition to such capital reorganization or reclassification, merger, consolidation or sale of assets provision shall be made so that the holders of the Series I Preferred Stock shall thereafter be entitled to receive upon conversion of the Series I Preferred Stock the number of shares of stock or other securities or property of the Corporation to which a holder of the number of shares of Common Stock deliverable upon conversion of the Series I Preferred Stock would have been entitled on such capital reorganization or reclassification, merger, consolidation or sale of assets, subject to adjustment in respect of such stock or securities by the terms thereof. In any such case, appropriate adjustment shall be made in the application of the provisions of this Section 7 with respect to the rights of the holders of Series I Preferred Stock after the capital reorganization, merger, consolidation or sale of assets to the end that the provisions of this
Section 7 (including adjustment of the Current Conversion Price then in effect and the number of shares issuable upon conversion of the Series I Preferred Stock) shall be applicable after that event and be as nearly equivalent as practicable.

                  (G) NO IMPAIRMENT. The Corporation will not, by amendment of its Certificate of Incorporation or through any reorganization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms to be observed or performed hereunder by the Corporation, but will at all times in good faith assist in the carrying out of all the provisions of this Section 7 and in the taking of all such action as may be necessary or appropriate in order to protect the Conversion Rights of the holders of the Series I Preferred Stock against impairment.

                  (H) CERTIFICATES AS TO ADJUSTMENTS. Upon the occurrence of each adjustment or readjustment of any Current Conversion Price pursuant to this Section 7, the Corporation at its expense shall promptly compute such adjustment or readjustment in accordance with the terms hereof and prepare and furnish to each holder of Series I Preferred Stock a certificate executed by the Corporation's President or Chief Financial Officer setting forth such adjustment or readjustment and showing in detail the facts upon which such adjustment or readjustment is based. The Corporation shall, upon the written request at any time of any holder of Series I Preferred Stock, furnish or cause to be furnished to such holder a like certificate setting forth (i) such adjustments and readjustments, (ii) the Current Conversion Price for such series of Preferred Stock at the time in effect, and (iii) the number of shares of Common Stock and the amount, if any, of other property which at the time would be received upon the conversion of the Series I Preferred Stock.

                  (I) NOTICES OF RECORD DATE. In the event that the Corporation shall propose at any time after the Original Issue Date: (1) to declare any dividend or distribution upon its Common Stock, whether in cash, property, stock or other securities, whether or not a regular cash dividend and whether or not out of earnings or earned surplus; (2) to offer for subscription pro rata to the holders of any class or series of its stock any additional shares of stock of any class or series or other, rights; (3) to effect any reclassification or recapitalization of its Common Stock outstanding involving a change in the Common Stock; or (4) to merge or consolidate with or into any other corporation, or sell, lease or convey all or substantially all of its assets, or to liquidate, dissolve or wind up; then, in connection with each such event, the Corporation shall send to the holders of Series I Preferred Stock:

                           (i)      at least  twenty  (20) days'  prior  written
notice of the date on which a record shall be taken for such dividend, distribution or subscription rights (and specifying the date on which the holders of Common Stock shall be entitled thereto) or for determining rights to vote, if any, in respect of the matters referred to in (3) and (4) above; and

                           (ii)     in the case of the  matters  referred  to in
(3) and (4) above, at least twenty (20) days' prior written notice of the date when the same shall take place (and specifying the date on which the holders of Common Stock shall be entitled to exchange their Common Stock for securities or other property deliverable upon the occurrence of such event).

                  (J) ISSUE TAXES. The Corporation shall pay any and all issue and other taxes that may be payable in respect of any issue or delivery of shares of Common Stock on conversion of Series I Preferred Stock pursuant hereto; provided, however, that the Corporation shall not be obligated to pay any transfer taxes resulting from any transfer requested by any holder in connection with any such conversion.

                  (K) RESERVATION OF STOCK ISSUABLE UPON CONVERSION. The Corporation shall at all times reserve and keep available out of its authorized but unissued shares of Common Stock, solely for the purpose of effecting the conversion of the shares of the Series I Preferred Stock, such number of its shares of Common Stock as shall from time to time be sufficient to effect the conversion of all outstanding shares of the Series I Preferred Stock; and if at any time the number of authorized but unissued shares of Common Stock shall not be sufficient to effect the conversion of all then outstanding shares of the Series I Preferred Stock, the Corporation will take such corporate action as may, in the opinion of its counsel, be necessary to increase its authorized but unissued shares of Common Stock to such number of shares as shall be sufficient for such purpose, including, without limitation, engaging in commercially reasonable efforts to obtain the requisite stockholder approval of any necessary amendment to the Certificate of Incorporation of the Corporation.

                  (L) FRACTIONAL SHARES. No fractional share shall be issued upon the conversion of any share or shares of Series I Preferred Stock. All shares of Common Stock (including fractions thereof) issuable upon conversion of more than one share of Series I Preferred Stock by a holder thereof shall be aggregated for purposes of determining whether the conversion would result in the issuance of any fractional share. If, after the aforementioned aggregation, the conversion would result in the issuance of a fraction of a share of Common Stock, the Corporation shall, in lieu of issuing any fractional share, pay the holder otherwise entitled to such fraction a sum in cash equal to the fair market value of such fraction on the date of conversion (as determined in good faith by the Board of Directors).


                  (M) NOTICES. Any notice required by the provisions of this Section 7 to be given to the holders of shares of Series I Preferred Stock shall be deemed given if deposited in the United States mail, postage prepaid, or if sent by facsimile or delivered personally by hand or nationally recognized courier and addressed to each holder of record at such holder's address or facsimile number appearing in the records of the Corporation.

                  (N)      MEANING OF "COMMON  STOCK."  For the  purpose of this
Section 7, the term "Common Stock" shall include any stock of any class or series of the Corporation which has no preference or priority in the payment of dividends or in the distribution of assets in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Corporation and which is not subject to redemption by the Corporation. However, shares issuable upon conversion of shares of Series I Preferred Stock shall include only shares of the class designated as Common Stock as of the Original Issue Date of shares of Series I Preferred Stock or shares of the Corporation of any classes or series resulting from any reclassification or reclassifications thereof and which have no preference or priority in the payment of dividends or in the distribution of assets in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Corporation and which are not subject to redemption by the Corporation, provided that if at any time there shall be more than one such resulting class or series, the shares of each such class and series then so issuable shall be substantially in the proportion which the total number of shares of such class and series resulting from all such reclassifications bears to the total number of shares of all such classes and series resulting from all such reclassifications.

                  (O) POSTPONEMENT OF ADJUSTMENTS; CALCULATIONS. Any adjustment in the conversion price otherwise required by this Section 7 to be made may be postponed if such adjustment (plus any other adjustments postponed pursuant to this paragraph and not theretofore made) would not require an increase or decrease of more than 1% in such price. All calculations hereunder shall be made to the nearest cent or to the nearest 1/100th of a share, as the case may be.

                  (P) TAX ADJUSTMENTS. The Board of Directors may make such adjustments in the conversion price, in addition to those required by this
Section 7, as shall be determined by the Board of Directors to be advisable in order to avoid taxation so far as practicable of any dividend of stock or stock rights or any event treated as such for Federal income tax purposes to the recipients. The Board of Directors shall have the power to resolve any ambiguity or correct any error in this Section 7, and its action in so doing shall be final and conclusive.

                  (Q) ADJUSTMENTS APPLICABLE TO NEW SECURITIES. In the event that any time, as a result of an adjustment made pursuant to the provisions hereof, the holder of any shares of Series I Preferred Stock thereafter surrendered for conversion shall become entitled to receive any shares of capital stock of the Corporation other than Common Stock, thereafter the number of such other shares so receivable upon conversion of such shares of Series I Preferred Stock shall be subject to adjustment from time to time in a manner and on terms as nearly equivalent as practicable to the provisions with respect to the Common Stock contained in Section 7 with respect to the Common Stock shall apply on like terms to any such other shares.

                  (R) ACCOUNTANTS' CERTIFICATE. The certificate of any independent firm of public accountants of recognized standing selected by the Board of Directors shall be presumptive evidence of the correctness of any computation made under this Section 7.

                  (S) CANCELLATION OF SHARES. All shares of the Series I Preferred Stock converted into Common Stock shall be cancelled and shall revert to authorized but unissued shares of Preferred Stock undesignated as to series.

         8. VOTING RIGHTS. The holders of the Series I Preferred Stock shall have voting rights as follows:

                  (A)      VOTING RIGHTS LIMITED. Except as required by law, the
Certificate of Incorporation of the Corporation or this Certificate of Designations, the holders of shares of Series I shall not be entitled to vote on any matter submitted to the stockholders of the Corporation for a vote or approval.

                  (B) VOTING WITH COMMON STOCK AS A SINGLE CLASS. Each holder of shares of Series I Preferred Stock shall be entitled to one vote for each whole share of Common Stock into which each share of Series I Preferred Stock held by such holder is at such time convertible pursuant to the provisions of Section 7 hereof on all matters submitted to the stockholders of the Corporation for vote or approval. For purposes of this Section 8, all shares of the Series I Preferred Stock held by any one holder shall be aggregated, and, if the aggregate shares of Series I Preferred Stock held by any one holder are convertible into a fraction of a share, such fractional share shall be rounded up to the next whole share if the fraction of a share is equal to or greater than 0.5000 share, and in all other case such fractional share shall be rounded down to the next whole share. The holders of shares of Series I Preferred Stock shall vote with the holders of Common Stock and the other holders of voting securities of the Corporation as a single class on all matters submitted to the stockholders of the Corporation for vote or approval, and the outstanding shares of Common Stock, the outstanding shares of the other voting securities of the Corporation and the outstanding shares of Series I Preferred Stock shall be considered as a single class in determining the presence of a quorum for, and the votes that shall be necessary for, the transaction of any business at a meeting of stockholders of the Corporation. The outstanding shares of Common Stock, the outstanding shares of the other voting securities of the Corporation and the outstanding shares of Series I Preferred Stock shall be considered as a single class in determining the vote that shall be required for a specific action or that shall constitute the act of the stockholders of the Corporation.

                  (C) EVENTS REQUIRING THE APPROVAL OF THE HOLDERS OF THE SERIES I PREFERRED STOCK. So long as any shares of the Series I Preferred Stock are outstanding, in addition to any other vote or consent of stockholders required by law or by the Corporation's Certificate of Incorporation, the consent of the holders of at least sixty six and two-thirds percent (66 2/3%) of the shares of the Series I Preferred Stock at the time outstanding, voting together as a single class, given in person or by proxy, either by vote at any meeting called for the purpose or in writing without a meeting, shall be required prior to the Corporation's taking, effecting or validating any of the following actions:

                           (i)      in any manner, including by amendment of its
Certificate of Incorporation or By-laws, alter or change the powers, rights, preferences or privileges or the qualifications, limitations or restrictions of the Series I Preferred Stock;

                           (ii)     create,  authorize  or issue a new  class or
series (or change or reclassify a class or series of shares with junior, subordinate or inferior rights into a class or series of shares) having rights, preferences or privileges prior or superior with the shares of Series I Preferred Stock in the payment of dividends or in the payment of amounts in the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Corporation, or increase the rights, preferences, privileges or number of any class or series having rights, preferences or privileges on dissolution that are prior, superior or on parity with those of the Series I Preferred Stock;

                           (iii)    increase or decrease the aggregate number of
authorized shares of Series I Preferred Stock, except for any decrease resulting from any redemption, repurchase or other reacquisition; effect an exchange or reclassification or create a right of exchange, of all or part of the shares of Series I Preferred Stock into shares of another class; effect an exchange or reclassification or create a right of exchange, of all or part of the shares of another class or series into the shares of the Series I Preferred Stock; or change the shares of all or part of the Series I Preferred Stock into a different number of shares of Series I Preferred Stock;

                           (iv)     repurchase  redeem or otherwise  acquire any
shares of the Corporation's capital stock other than the Series I Preferred Stock if any dividends on the Series I Preferred Stock which have accrued and are payable remain outstanding at the time;

                           (v)      liquidate,  dissolve  or wind-up the affairs
of the Corporation or merge or consolidate the Corporation with any other entity or sell or encumber all or substantially all of the Corporation's assets or issue in one or a series of related transactions shares representing more than fifty percent (50%) of the aggregate voting power of all classes and series of the Corporation's voting stock if any dividends on the Series I Preferred Stock which have accrued and are payable remain outstanding at the time; or

                           (vi)     declare  or  pay  any   dividend   or  other
distribution with respect to Junior Stock if any dividends on the Series I Preferred Stock which have accrued and are payable remain outstanding at the time.

         9. OTHER RIGHTS. The shares of Series I Preferred Stock shall not have any powers, preferences or relative, participating, optional or other special rights, or qualifications, limitations or restrictions thereof, other than as set forth herein or in the Corporation's Certificate of Incorporation or as required by law."

         IN  WITNESS  WHEREOF,  Avery  Communications,   Inc.  has  caused  this
Certificate of Designations to be signed by the undersigned duly authorized officer, this 25th day of July, 2001.

                                Avery Communications, Inc.



                                By:  /s/ SCOT M. MCCORMICK
                                   -------------------------------------------
                                   Scot M. McCormick
                                   Vice President and Chief Financial Officer