Form 10QSB
period 2001-09-30
AVERY COMMUNICATIONS INC
filed 2001-11-14
CIK 946855

UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                  -------------


                                   FORM 10-QSB

         (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2001

                                       Or

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to


                        Commission File Number 000-27095
                                  -------------

                           AVERY COMMUNICATIONS, INC.


             (Exact name of registrant as specified in its charter)

                DELAWARE                                     22-2227079
     (State or other jurisdiction of                   (IRS Employer ID No.)
     incorporation or organization)

        190 SOUTH LASALLE STREET,                              60603
               SUITE 1710
           CHICAGO, ILLINOIS
(Address and principal executive offices)                   (Zip code)
                                 (312) 419-0077
              (Registrant's telephone number, including area code)

The number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2001


       TITLE OF CLASS                              NUMBER OF SHARES OUTSTANDING
       --------------                              ----------------------------

Common Stock, $.01 par value                                 10,142,076

                   AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES


                                      INDEX





PART I  FINANCIAL INFORMATION                                               PAGE

Item 1. Consolidated Financial Statements

        Consolidated Balance Sheets - September 30, 2001                       1
        (unaudited) and December 31, 2000

        Consolidated Statements of Operations - For the                        3
        Periods Ended September 30, 2001 and 2000 (unaudited)

        Consolidated Statements of Cash Flows - For the                        4
        Periods Ended September 30, 2001 and 2000 (unaudited)

        Notes to Consolidated Financial Statements                             5

Item 2. Management's Discussion and Analysis of Financial                     11
        Condition and Results of Operations

PART II OTHER INFORMATION

Item 2. Changes in securities                                                 17

               ITEM 1. AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                     -----------------------------
                                                                                                     SEPTEMBER 30,   DECEMBER 31,
                                    ASSETS                                                               2001            2000
                                                                                                     --------------  -------------
                                                                                                      (Unaudited)
Current assets:
   Cash and cash equivalents                                                                         $  17,680,719    $ 6,719,888
   Trade accounts and notes receivable, net of allowance for doubtful accounts of $242,901
     for both periods                                                                                    1,935,744      1,414,249
   Advance payment receivables                                                                           2,942,664      1,797,634
   LEC billing and collection fees receivables                                                           6,422,750      4,561,600
   Other receivables                                                                                       320,091        210,227
   Deferred tax asset                                                                                    1,226,832        565,562
   Deposits with LECs                                                                                   10,326,123      2,746,869
   Other current assets                                                                                    124,196         29,661
   Net current assets of discontinued operations                                                                 -        669,620
                                                                                                        -----------    -----------
         Total current assets                                                                           40,979,119     18,715,310
                                                                                                        -----------    -----------
Property and equipment:
   Computer equipment and software                                                                       4,927,488      1,282,988
   Furniture and fixtures                                                                                  322,823        322,023
   Accumulated depreciation and amortization                                                            (1,120,205)      (784,168)
                                                                                                        -----------    -----------
         Total property and equipment, net                                                               4,130,106        820,843
                                                                                                        -----------    -----------
Other assets:
   Goodwill, net of accumulated amortization of $1,198,003 and $1,001,725, respectively                  2,557,614      2,753,892
   Investments                                                                                              30,100      1,519,000
   Net long-term assets of discontinued operations                                                               -      7,746,836
   Purchased contracts, net of accumulated amortization of $337,053
    and $328,225, respectively                                                                              17,210         26,038
   Notes receivable due from related parties, net of allowance of $1,210,800 at September 30, 2001       4,664,472      4,046,772
   Capitalized acquisition costs                                                                           254,345              -
   Other assets                                                                                             15,634         14,554
                                                                                                        -----------    -----------

         Total other assets                                                                              7,539,375     16,107,092
                                                                                                        -----------    -----------
         Total assets                                                                                $  52,648,600    $35,643,245
                                                                                                        ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                   AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS -(Continued)

                                                                                                     --------------  -------------
                                                                                                     SEPTEMBER 30,   DECEMBER 31,
                          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                 2001            2000
                                                                                                     --------------  -------------
                                                                                                      (Unaudited)
Current liabilities:
   Current notes payable                                                                              $      6,667    $     6,667
   Trade accounts payable                                                                                4,007,026      4,117,671
   Accrued liabilities                                                                                   4,591,565      3,323,874
   Purchase price payable to OAN                                                                         5,183,423              -
   Income taxes payable                                                                                    614,653        314,547
   Deposits and other payables related to customers                                                     35,711,432     18,594,786
                                                                                                        -----------    -----------
         Total current liabilities                                                                      50,114,766     26,357,545
                                                                                                        -----------    -----------
Non-current liabilities
   Long-term notes payable due to related parties                                                          339,685        333,475
   Customer cure liability                                                                               2,200,000              -
                                                                                                        -----------    -----------
         Total non-current liabilities                                                                   2,539,685        333,475
                                                                                                        -----------    -----------
Redeemable preferred stock:
   Series A; $0.01 par value, 391,667 shares authorized,  issued and outstanding at September 30, 2001 and December 31, 2000 (liquidation preference
      of $391,667 at September 30, 2001 and December 31, 2000)                                             391,667        391,667
   Series B; $0.01 par value, 390,000 shares authorized, issued and
      outstanding at September 30, 2001 and December 31, 2000 (liquidation preference                      390,000        390,000
      of $390,000 at September 30, 2001 and December 31, 2000)
   Series C; $0.01 par value,  40,000 shares authorized,  issued and outstanding at September 30, 2001 and December 31, 2000, (liquidation preference
      of $40,000 at September 30, 2001 and December 31, 2000)                                               40,000         40,000
   Series D; $0.01 par value, 1,500,000 authorized, issued and
      outstanding at September 30, 2001 and December 31, 2000 (liquidation preference                    1,500,000      1,500,000
      of $1,500,000 at September 30, 2001 and December 31, 2000)
   Series E;  $0.01 par  value,  0 and  350,000  shares  authorized,  issued and outstanding  at September  30, 2001 and  December  31, 2000,  respectively
      (liquidation
      preference of $0 and  $350,000 at September 30, 2001 and December 31, 2000, respectively)                  -        350,000
                                                                                                        -----------    -----------
         Total redeemable preferred stock                                                                2,321,667      2,671,667
                                                                                                        -----------    -----------
Commitments and contingencies Stockholders' equity (deficit):
   Preferred stock (20,000,000 shares authorized):
      Series G; $0.01 par value,  2,150,493  and  7,126,894  shares  authorized, issued and  outstanding  at  September  30, 2001 and December 31, 2000, respectively (liquidation
         preference of $21,505 and $71,269 at September 30, 2001 and December 31, 2000, respectively)       21,505         71,269
      Series H; $0.01 par value, 1,600,000 and  0 shares authorized, issued and outstanding at September 30, 2001 and December 31, 2000, respectively (liquidation
         preference of $1,600,000 and $0 at September 30, 2001 and December 31, 2000, respectively)         16,000              -
      Series I; $0.01 par value, 500,000 and  0 shares authorized, issued and outstanding at September 30, 2001 and December 31, 2000, respectively (liquidation
         preference of $500,000 and $0 at September 30, 2001 and December 31, 2000, respectively)            5,000              -
   Common stock: $0.01 par value, 20,000,000 shares authorized, 12,541,230 and 12,461,230 shares issued
      at September 30, 2001 and December 31, 2000, respectively                                            125,412        124,613
   Additional paid-in capital                                                                            9,885,927     15,752,226
   Accumulated deficit                                                                                  (8,058,516)    (6,539,013)
   Treasury stock, 2,399,154 and 1,215,216 shares at September 30, 2001 and December 31, 2000,
      respectively, at cost                                                                             (3,244,418)    (2,036,801)
   Subscription notes receivable                                                                        (1,078,428)    (1,091,736)
                                                                                                        -----------    -----------
         Total stockholders' equity (deficit)                                                           (2,327,518)     6,280,558
                                                                                                        -----------    -----------
         Total liabilities and stockholders' equity (deficit)                                        $  52,648,600    $35,643,245
                                                                                                        ===========    ===========




The accompanying notes are an integral part of these consolidated financial statements.

                   AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE PERIODS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                               ------------------------------  ------------------------------
                                                                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                        September 30,                   September 30,
                                                               ------------------------------  ------------------------------
                                                                   2001            2000            2001            2000
                                                               --------------  --------------  --------------  --------------

Revenues                                                       $  12,455,802   $   9,665,863   $  29,056,262   $  27,443,282

Cost of revenues                                                  (8,842,297)     (6,911,393)    (20,509,098)    (19,763,332)
                                                                 ------------   -------------    ------------   -------------

     Gross profit                                                  3,613,505       2,754,470       8,547,164       7,679,950

Operating expenses                                                 3,204,196      (1,528,000)      6,331,192      (4,358,140)
                                                                 ------------   -------------    ------------   -------------

     Operating income                                                409,309       1,226,470       2,215,972       3,321,810
                                                                 ------------   -------------    ------------   -------------

Other income (expense):
   Interest expense                                                   66,327         (14,464)        (48,120)        (50,240)
   Option buyback costs                                                    -               -         (88,378)              -
   Write off investment in affilitate                             (2,221,305)              -      (2,221,305)              -
   Reserve for non-recourse notes receivable                        (930,869)              -        (930,869)
   Other, net                                                         86,685         126,299         269,157         297,961
                                                                 ------------   -------------    ------------   -------------

     Total other income (expense), net                            (2,999,162)        111,835      (3,019,515)        247,721
                                                                 ------------   -------------    ------------   -------------
Income (loss) from continuing  operations before
    provision for income taxes and discontinued operations        (2,589,853)      1,338,305        (803,543)      3,569,531
Income tax benefit (expense)                                         623,030        (332,718)       (110,701)     (1,095,289)
                                                                 ------------   -------------    ------------   -------------
Income (loss) from continuing operations                          (1,966,823)      1,005,587        (914,244)      2,474,242
Loss from discontinued operations (less applicable income
   tax benefit of $563,654  for the three months  ended
   September  30, 2000 and $311,799 and 1,314,028 for the
   nine months ended September 30, 2001 and 2000, respectively)            -        (855,813)       (605,259)     (2,654,707)
                                                                 ------------   -------------    ------------   -------------

     Net income (loss)                                         $  (1,966,823)  $     149,774   $  (1,519,503)  $    (180,465)
                                                                 ============   =============    ============   =============
Per share data:
Basic net income (loss) per share:
Continuing operations income (loss)                            $       (0.21)  $        0.11   $       (0.12)  $        0.26
Discontinued operations                                                    -           (0.10)          (0.06)          (0.30)
                                                                 ------------   -------------    -------------- -------------
Net income (loss)                                              $       (0.21)  $        0.01   $       (0.18)  $       (0.04)
                                                                 ============   =============    ============== =============
Diluted net income (loss) per share:
Continuing operations income (loss)                            $       (0.21)  $        0.06           (0.12)           0.16
Discontinued operations                                                    -           (0.05)          (0.06)          (0.17)
                                                                 ------------   -------------    ------------   -------------
Net income (loss)                                              $       (0.21)  $        0.01   $       (0.18)  $       (0.01)
                                                                 ============   =============    ============   =============
Weighted average number of common shares outstanding:
   Basic common shares                                            10,142,076       8,753,919      10,236,868       8,730,734
                                                                 ============   =============    ============   =============
   Diluted common shares                                          10,142,076      16,791,723      10,236,868      15,865,627
                                                                 ============   =============    ============   =============


The accompanying notes are an integral part of these consolidated financial statements.

                   AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE PERIODS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)


The accompanying notes are an integral part of these consolidated financial statements.

                                                                                             --------------------------------------
                                                                                                        NINE MONTHS ENDED
                                                                                                          SEPTEMBER 30,
                                                                                             --------------------------------------
                                                                                                    2001                2000
                                                                                             -------------------  -----------------
Cash flows from operating activities:
   Net loss                                                                                  $       (1,519,503)  $       (180,465)
   Loss from discontinued operations                                                                    605,259          2,654,707
   Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities from continuing operations net of effects of acquisition:
   Provision for bad debt expense                                                                     1,210,800             54,000
     Amortization of loan discounts                                                                       6,210              6,210
     Deferred income taxes                                                                             (661,270)                 -
     Depreciation and amortization                                                                      541,143            435,590
     Treasury stock received in settlement                                                                    -            (54,802)
     Option buyback costs                                                                                88,378                  -
     Write off investment in affiliate                                                                2,221,305                  -
     Change in  operating assets and liabilities:
       Trade accounts receivable                                                                       (521,495)             7,374
       Advance payment receivables                                                                   (1,145,030)         4,844,007
       Other current assets                                                                             (94,535)           (48,460)
       Deposits                                                                                        (282,775)        (2,402,043)
       Other receivables                                                                               (627,890)        (1,104,717)
       Trade accounts payable and accrued liabilities                                                 1,157,046            (55,245)
       Income taxes payable                                                                             300,106           (566,202)
       Deposits and other payables related to customers                                              13,768,466          7,813,873
       Other assets                                                                                      (1,080)            30,077
                                                                                               -----------------    ---------------

           Net cash provided by continuing operations                                                15,045,135         11,433,904
           Net cash provided by (used in) discontinued operations                                       275,271         (1,910,439)
                                                                                               -----------------    ---------------
           Net cash provided by operations                                                           15,320,406          9,523,465
                                                                                               -----------------    ---------------

Cash flows from investing activities:
   Purchase of contracts                                                                                      -             (7,500)
   Purchase of property and equipment                                                                  (445,300)           (71,060)
   Payment received on notes receivable                                                                  13,308                  -
   Amounts loaned for notes receivable                                                               (2,549,805)        (2,313,500)
   Acquisition costs                                                                                   (254,345)                 -
   Purchase of OAN Services, Inc. net assets                                                         (1,108,000)                 -
   Purchase of investments                                                                              (11,100)                 -
                                                                                               -----------------    ---------------

           Net cash used in investing activities                                                     (4,355,242)        (2,392,060)
                                                                                               -----------------    ---------------

Cash flows from financing activities:
   Redemption of preferred shares                                                                      (350,000)                 -
   Purchase of options for cash                                                                        (215,000)                 -
   Cash paid for treasury stock                                                                      (1,207,617)                 -
   Payment of preferred stock dividends                                                                (278,023)          (247,392)
   Issuance of shares of common and preferred stock for cash                                          2,046,307            134,114
                                                                                               -----------------    ---------------

           Net cash used in financing activities                                                         (4,333)          (113,278)
                                                                                               -----------------    ---------------

Increase in cash                                                                                     10,960,831          7,018,127

Cash at beginning of period                                                                           6,719,888          5,744,069
                                                                                               -----------------    ---------------

Cash at end of period                                                                        $       17,680,719   $     12,762,196
                                                                                               =================    ===============
Supplemental disclosures:
   Interest paid                                                                             $           46,702   $         55,849
                                                                                               =================    ===============
   Income taxes paid                                                                         $          160,066   $        453,000
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

         In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.


         Certain reclassifications have been made to conform to current classifications, in part reclassifying Local Exchange Carriers ("LEC") deposits from "Other Assets" to "Deposits with LECs" and LEC billing and collection fees receivables from "Customer Deposits and Other Payables" to "Other Current Receivables".


         NOTE 2. NET INCOME (LOSS) PER COMMON SHARE

         Basic net income (loss) per share is computed by dividing the net income (loss), (decrease) increased by the preferred stock dividends of $123,192 and $70,692 for the three month periods ending September 30, 2001 and 2000, respectively, and $330,523 and $213,092 for the nine month periods ending
September 30, 2001 and 2000, respectively, by the weighted average number of shares of common stock outstanding during the respective periods. The effect of the preferred stock dividend on the basic income (loss) per common share was $0.01 per weighted average common share outstanding for the three month periods ending September 30, 2001 and 2000 and $0.03 and $0.02, respectively, per weighted average common share outstanding for the nine month periods ending September 30, 2001 and 2000. Diluted loss per share includes the effect of all dilutive options, warrants and instruments convertible into common stock.


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


         In March 1999, Avery entered into a merger agreement with PSI and certain shareholders of PSI. Pursuant to this agreement, PSI was purchased effective as of October 1,

                   AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1999. PSI is a software development company that designs, develops and supports an integrated suite of client/server and browser-based software solutions focusing on customer acquisition and retention in the communications industry, primarily utilizing decision support software and Internet technologies. As part of this merger, Avery also acquired Wireless Billing Systems, PSI's subsidiary, which sells and supports convergent billing, customer care and mediation system software products. The transaction was accounted for using the purchase method of accounting with revenues and expenses of PSI being included in Avery's operations from the acquisition date.


         On February 12, 2001, Avery distributed 100% of the outstanding capital stock of PSI to its security holders. Accordingly, as of such date, Avery had no further ownership interest in PSI or its subsidiary, Wireless Billing Systems.


         As part of the formal distribution, the seven PSI stockholders at the time of the Company's acquisition of PSI redeemed 4,976,401 shares of the Company's Series G voting preferred stock in exchange for 32% of PSI's capital stock. Also, the exercise prices of Avery's outstanding options and the conversion prices of Avery's convertible securities were adjusted to reflect the distribution. After the transaction was completed, Avery's outstanding Series G preferred stock was reduced to 2,150,493 shares, which are held by the seven original PSI stockholders on a pro-rata basis.


         The financial information contained in this document presents PSI as a discontinued operation due to the spin-off. Accordingly, the amounts in the statements of operations through the provision for income taxes are HBS's and ACI's (See Note 7) plus expenses of Avery.


         At December 31, 2000, the net current assets of PSI were as follows:

                                                                                       December 31,
                                                                                           2000
                                                                                   ---------------------
    CURRENT ASSETS
        Cash                                                                                $ 1,844,767
        Trade accounts receivable                                                             1,770,317
        Other current assets                                                                    312,548
                                                                                   ---------------------
        Total current assets                                                                  3,927,632
                                                                                   ---------------------
    CURRENT LIABILITIES
        Current portion of capital lease obligations                                            237,204
        Current portion of notes payable                                                        512,572
        Trade accounts payable                                                                  403,872
        Accrued liabilities                                                                   1,030,356
        Deferred revenue                                                                      1,074,008
                                                                                   ---------------------
        Total current liabilities                                                             3,258,012
                                                                                   ---------------------
    NET CURRENT ASSETS OF DISCONTINUED OPERATIONS                                             $ 669,620
                                                                                   =====================

                   AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         At December 31, 2000, the net long-term assets of PSI were as follows:

                                                                                       December 31,
                                                                                           2000
                                                                                   ---------------------
    PROPERTY AND EQUIPMENT
        Computer equipment and software                                             $        2,257,142
        Furniture and fixtures                                                                 115,943
        Accumulated depreciation and amortization                                             (571,665)
                                                                                   ---------------------
        Total property and equipment                                                         1,801,420
                                                                                   ---------------------
    OTHER ASSETS AND LONG-TERM LIABILITIES
        Goodwill, net                                                                        7,219,072
        Capital lease obligations                                                              (75,555)
        Notes payable                                                                       (1,219,728)
        Other                                                                                   21,627
                                                                                   ---------------------
        Total other assets                                                                   5,945,416
                                                                                   ---------------------
    NET LONG-TERM ASSETS OF DISCONTINUED OPERATIONS                                 $        7,746,836
                                                                                   =====================

         The operating results of PSI for the period January 1, 2001 to February 12, 2001 and for the three and nine months ended September 30, 2000 is as follows:

                                                                 --------------------------------------------------------------
                                                                  Period  January 1,
                                                                  2001 to February      Three months ended   Nine months ended
                                                                      12, 2001          September 30, 2000  September 30, 2000
                                                                 --------------------------------------------------------------
        Operating revenues                                               $ 825,417          $ 2,186,362         $ 6,254,158
        Cost of revenues                                                  (598,792)          (1,187,295)         (3,223,552)
                                                                 -----------------------------------------------------------
           Gross profit                                                    226,625              999,067           3,030,606
        Selling, general and administrative expenses                    (1,127,751)          (2,363,338)         (6,869,201)
                                                                 -----------------------------------------------------------
           Loss from operations                                           (901,126)          (1,364,271)         (3,838,595)
        Other Expense                                                      (15,932)             (55,200)           (130,137)
                                                                 -----------------------------------------------------------
           Loss before income tax provision                               (917,058)          (1,419,471)         (3,968,732)
           Income tax benefit                                              311,799              563,658           1,314,025
                                                                 -----------------------------------------------------------
           Net loss                                                     $ (605,259)          $ (855,813)       $ (2,654,707)
                                                                 ===========================================================

         NOTE 4. CERTAIN TRANSACTIONS


         On March 9, 2001, HBS' largest customer, which accounted for 57% of its call records processed in 2000 and 64% of all call records processed for the nine months ended September 30, 2001, filed a voluntary petition for protection under Chapter 11 of the U. S. Bankruptcy Code in connection with the reorganization of its parent company. As of October 31, 2001, the filing has had no material adverse effect on HBS' business relationship with this customer, and, based upon conversations between the managements of the two companies, the Company does not presently anticipate that this filing will materially adversely affect the relationship with this customer in the immediate future.

                   AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         On February 1, 2001, the Company purchased all of the capital stock of the Company held by (at the time of the transaction) a beneficial owner of more than five percent (5%) of the common stock of the Company, and all outstanding options and warrants to purchase capital stock of the Company held by two individuals, who were also former directors of the Company. The total purchase price for the transaction was $1,787,000. The transaction consisted of 1,183,938 shares of common stock at $1.02 per share (totaling $1,207,617, the fair value at the date of the transaction), 350,000 shares of Series E preferred stock at $1.00 per share (totaling $350,000, the liquidation value) plus accrued and unpaid dividends and options to purchase 215,000 shares of Avery common stock for $215,000. The Company recorded the fair value of the options, calculated by using the Black Scholes model, at $126,622. This $126,622 was reflected as a reduction in additional paid in capital, with the balance, $88,378, being charged to the income statement in the other income section.


         During the nine months ended September 30, 2001, the Company also advanced an additional $1,828,500 to a company in which it owns 3,010,000 common shares, 1,100,000 shares of which were acquired during the nine months ended September 30, 2001. The related notes bear interest at 10% per annum, are due December 31, 2001 and are secured. On May 2, 2001, Avery's board of directors approved the acquisition of this company subject to certain conditions (See Note
8). These notes are expected to be converted to equity during the fourth quarter of 2001 in connection with the acquisition. Avery's Chief Executive Officer is also a director and officer of this entity.


         During 2000 and 2001, the Company invested $1,995,000 in preferred stock, $4,905 in common stock and $221,400 in receivables of a company for which Avery's Chief Executive Officer is also a controlling shareholder and Chief Executive Officer. During September, 2001 the Company wrote off the investment of $2,221,305. The Company has ceased operations.


         In connection with the spin-off of PSI, the Company loaned amounts to certain PSI shareholders. The resulting notes receivables were non-recourse and were secured by Avery's common stock owned by the PSI shareholders. Because of the continued decline in the Company's stock price during the three months ended September 30, 2001, a valuation reserve of $810,800 was provided for the notes reducing their carrying value to estimated net realizable value.

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


SERIES I

                   AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         The Company sold 500,000 shares of Series I convertible preferred stock for $1.00 per share in April 2001. The holder of the Series I convertible preferred stock is entitled to annual cumulative dividends of $0.12 per share payable quarterly, a $1.00 per share liquidation value and conversion into common stock on a one for one basis.

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


         NOTE 7. ACQUISITIONS


         On August 3, 2001, the Company, through its wholly owned subsidiary, ACI Communications, Inc. ("ACI"), completed the acquisition of certain assets from OAN Services, Inc. ("OAN"), which was approved by the U.S. Bankruptcy Court in Los Angeles, California. The results of operations of the acquired business is included in the Company's results of operations from the date of the acquisition. OAN is located in Northridge, California and was a competitor to the Company's local exchange carrier billing clearinghouse business, HBS Billing Services Company. Under the asset purchase agreement, ACI has agreed to pay approximately $11.8 million, consisting of a combination of assumed liabilities and cash. The assets purchased include substantially all of OAN's customer base, cash deposits with the local exchange carriers of approximately $7.2 million, substantially all of its computer software and hardware, all of its furniture and fixtures, all of its call center assets and certain other assets. A summary of the net assets acquired are as follows:

                   AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

    ASSETS
        LEC billing and collection fee receivable                                           $ 1,343,124
        Deposits with LEC's                                                                   7,296,479
        Fixed Assets                                                                          3,200,000
                                                                                   ---------------------
        TOTAL ASSETS                                                                         11,839,603
                                                                                   ---------------------

    LIABILITIES
        Due to OAN                                                                            5,183,423
        Accrued LEC billing and collection fees                                               2,111,567
        Customer bad debt reserves                                                              657,113
        Customer termination reserves                                                           579,500
        Customer cure liabilities                                                             2,200,000
                                                                                   ---------------------
        Total Liabilities                                                                    10,731,603
                                                                                   ---------------------

                                                                                   ---------------------
        Net Assets Acquired                                                                 $ 1,108,000
                                                                                   =====================




         The customer cure liabilities amount represents 5% of the cure amount due for customers that agreed to assign their billing contracts with OAN to Avery. Avery has agreed to pay this amount in the future through reduced billing fees.


         NOTE 8. PENDING ACQUISITION


         On May 2, 2001, Avery's board of directors approved the acquisition of the assets of a company in which it, through a wholly owned subsidiary, has a note receivable in the amount of $3,728,000 and owns 3,010,000 shares of common stock in the target company's parent. Avery's Chief Executive Officer is also a controlling shareholder and chairman of the entity. The consummation of this transaction will be subject to a number of conditions, including appropriate regulatory approval, the affirmative votes of shareholders of the selling company and receipt of fairness opinions. The company provides intelligent message communications services to enterprises notably in the travel and hospitality sectors.


         NOTE 9. PENDING REVERSE STOCK SPLIT


         The board of directors approved a 1-for-8 reverse split of the Company's common stock. An information statement regarding the reverse split was filed with the SEC on August 2, 2001. It is presently anticipated that the reverse split will become effective mid-December 2001. An affirmative vote of a majority of the holders of shares entitled to vote is required to approve the amendment of the Certificate of Incorporation to effect the reverse stock split. Controlling stockholders have consented in writing to the amendment and this is sufficient to obtain the stockholder vote necessary to approve the amendment without the approval of any other stockholders. The board of directors believes the reverse stock split may allow Avery to meet the listing criteria for its common stock to be listed on the Nasdaq SmallCap Market, increasing the acceptance of its common stock by the financial community and, accordingly, enhancing stockholder value.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS


ITEM 2.


         This Quarterly Report on Form 10-QSB contains certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the Company with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.



GENERAL


         The following is a discussion of the consolidated financial condition and results of operations of the Company for the three and nine month periods ended September 30, 2001 and 2000. It should be read in conjunction with the Consolidated Financial Statements of the Company, the notes thereto and other financial information included elsewhere in this report, and the Company's
Annual Report on Form 10-KSB/A for the year ended December 31, 2000. For purposes of the following discussion, references to year periods refer to the Company's fiscal year ended December 31 and references to quarterly periods refer to the Company's fiscal three and nine month periods ended September 30, 2001 and 2000.

         The results of operations include ACI Communications, Inc. ("ACI"), from August 3, 2001 through September 30, 2001. ACI purchased the net assets of OAN Services, Inc. ("OAN").

         The results on the "Discontinued operations" lines represent the results of operations for the respective periods for PSI, a wholly owned subsidiary that was spun-off in February 2001. The annual report as of December 31, 1999 and the quarterly report as of March 31, 2000 reflect HBS as discontinued operations. See Note 3 to Consolidated Financial Statements discussed above. All discussions relating to revenue, cost of revenues, operating expenses, etc. pertain only to continuing operations, which consist of Avery, HBS and ACI.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS



         RESULTS OF OPERATIONS


         The   following   table   presents   certain  items  in  the  Company's
Consolidated Statements of Operations:

                                       --------------------- -----------------------
                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                          September 30,          September 30,
                                       --------------------- -----------------------
                                         2001       2000        2001        2000
                                       --------------------- -----------------------
                                          (In Thousands)         (In Thousands)
Revenues                               $  12,456   $  9,666   $  29,056   $  27,443
Cost of revenues                          (8,842)    (6,911)    (20,509)    (19,763)
                                        ---------   --------   ---------   ---------
         Gross profit                      3,614      2,755       8,547       7,680
Operating expenses                        (2,944)    (1,382)     (5,789)     (3,922)
Depreciation and amortization               (261)      (146)       (541)       (436)
                                        ---------   --------   ---------   ---------
         Operating income (loss)             409      1,227       2,217       3,322
Other income (expense), net               (2,999)       111      (3,020)        249
Income tax benefit (expense)                 623       (333)       (111)     (1,095)
Discontinued operations loss                   -       (856)       (605)     (2,655)
                                        ---------   --------   ---------   ---------
         Net income (loss)             $  (1,967)  $    149   $  (1,519)  $    (179)
                                        =========   ========   =========   =========



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

         Total revenues for the three months ended September 30, 2001 were $12.5 million, up 28.9% from the comparable prior year quarter. Revenues included in this period for ACI were $4.5 million. Billing service revenues increased 28% to $12.1 million, from $9.5 million in 2000. Eliminating the effects of the ACI acquisition produces a 17% reduction in billing service revenues from $9.5 million in 2000 to $7.6 million in 2001, reflecting a 21% decrease in records processed. The remaining revenue is primarily related to customer service operations and was $364,000 for the three months ended September 30, 2001, up 74.3% from $209,000 in the prior year. The majority of this increase is attributable to ACI. Total revenue for the nine months ended September 30, 2001 was $29.1 million, up 6% from $27.4 million in the prior year period. Eliminating the effects of the ACI acquisition generates a 10.9% reduction in revenues from $27.4 million for the nine months ended September 30, 2000 to $23.8 million for the same period in

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

2001, reflecting a 19% reduction in call records processed. The remaining revenue is primarily related to customer service operations and was $756,200 for the nine months ended September 30, 2001, up 2.6% from the $736,000 for the prior year period. ACI contributed $229,000 during this period. Telephone call record volumes, including records processed by the newly acquired ACI, which were 13.4 million for the period from August 3, 2001 through September 30, 2001 were as follows:

                                                 ---------------------------------  ---------------------------------
                                                         THREE-MONTHS ENDED               NINE-MONTHS ENDED
                                                           September 30,                      September 30,
                                                 ---------------------------------  ---------------------------------
                                                      2001             2000              2001             2000
                                                 ---------------  ----------------  ---------------  ----------------
                                                  (In Thousands)                     (In Thousands)
    Records processed                                    82,384            87,348          228,148           265,609


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

         The gross profit margin increased from 28.5% to 29.0% from the prior three month period ended September 30, 2000 to the current year. The gross profit margin increased from 28.0% to 29.4% from the prior nine month period ended September 30, 2000 to the current year period. The increase in gross profit percentage is primarily due to improved gross margins in the existing business offset by lower gross margins in the business aquired by ACI.

Operating Expenses

         Operating expenses are comprised of all selling, marketing and administrative costs incurred in direct support of the business operations of the Company. Operating expenses for the three-month periods ended September 30, 2001 and 2000 were $2.9 million and $1.4 million, respectively. Operating expenses for the nine-month periods ended September 30, 2001 and 2000 were $5.8 million and $3.9 million, respectively. The major components of the increases in operating expenses for the three month and nine month periods are fully reserving an employee note receivable in the amount of $400,000 and including $800,000 of additional operating expenses resulting from the ACI acquisition.

Depreciation and Amortization

         Depreciation and amortization expense for the three months ended September 30, was $260,500 in 2001, and $146,000 in 2000. For the nine months ended September 30, depreciation and amortization expense was $541,000 in 2001 and $435,600 in 2000. The increase is primarily due to the purchase of ACI and the resulting amortization of computers and software.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

Operating Income (Loss) from Continuing Operations


         Operating income from continuing operations for the three months ended September 30, 2001 was $409,000, or 3.3% of revenues, compared to operating profit of $1,227,000 or 12.7% of revenues, in the comparable period of 2000. Operating income for the nine month period ending September 30, 2001 was $2,217,000, or 7.6% of revenue, compared to $3,322,000, or 12.1% of revenue, in the comparable period of 2000. The decrease in operating income from continuing operations is primarily attributable to the decrease in the volume of call records processed and the reserve established for the employee receivable discussed above.


Other Income (Expense), Net


         Other income (expense), net in the three months ended September 30, 2001 was $2,999,000 of net expense compared to $111,000 of net income in 2000. During the nine months ended September 30, 2001, the other income (expense), net was $3,020,000 of net expense in 2001 compared to $249,000 of net income in
2000. The changes for both the three and nine month periods are due to a valuation allowance and write off of interest receivable totaling $931,000 relating to non-recourse notes receivable and writing-off $2,221,000 of investment in a affiliated company which has ceased operations. Because of the continued decline in the Company's stock price during the three months ended September 30, 2001, a valuation reserve of $810,800 was provided for the notes reducing their carrying value to estimated net realizable value.



Income Taxes


         A income tax benefit of $623,000 was recorded for the three months ended September 30, 2001 and income tax expense of $333,000 was recorded for the prior year quarter. For the nine months ended September 30, 2001, an income tax benefit of $111,000 was recorded compared to expense of $1,095,000 for the same period in 2000. The income tax benefit for the three and nine month periods ended September 30, 2001 and a portion of income tax expense for the nine month period ending September 30, 2000 are offset on a consolidated basis by income tax benefit recorded for discontinued operations. Total income taxes differ from expected income taxes because of permanently non-deductible items and income taxes recorded to adjust prior year estimates.



Loss from Discontinued Operations


         Loss from discontinued operations was $856,000 for the quarter ending September 30, 2000 net of tax benefits of $564,000. Revenues from discontinued operations were $825,000 and $2,186,000 for the period January 1, 2001 to February 12, 2001 and for the quarter ending September 30, 2000, respectively. Loss from discontinued operations was $605,000 for the period January 1, 2001 to February 12, 2001 and $2,655,000 for the nine months ended September 30, 2000 net of tax benefits of $312,000 and $1,314,000, for the period January 1, 2001 to February 12, 2001 and the three months ending September 30, 2000, respectively. PSI was spun-off on February 12, 2001, as previously discussed.


LIQUIDITY AND CAPITAL RESOURCES


         On August 3, 2001, the Company purchased the net assets of ACI Services, Inc. for $1,108,000. The net assets acquired are accounted for separately on the Cash Flow Statement and therefore are not included in the following discussion.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

         Avery's cash balance increased to $17.7 million at September 30, 2001, from $6.7 million at December 31, 2000. Large fluctuations in daily cash balances are normal due to the large amount of customer receivables that we collect on behalf of our customers. Timing of these receipts also produces large movements in day-to-day cash balances. In addition, the acquisition of OAN's assets by ACI provided a certain amount of cash as of September 30, 2001.

         Avery's working capital position at September 30, 2001 was a negative $9.0 million compared to a negative $7.6 million as of December 31, 2000. The decline in working capital is primarily due to a $22.3 million increase in current assets offset by a $23.6 million increase in current liabilities. The substantial increase in both current assets and current liabilities was due to ACI's acquisition of OAN.



         Net cash provided by operating activities, excluding discontinued operations, was $15.0 million for the nine months ending September 30, 2001, as compared to $11.4 million for 2000. The $15.0 million cash flow provided by operations for 2001 results primarily from $13.8 million increase in deposits and other payables related to customers $2.5 million net income and non cash items from continuing operations and a $1.2 million increase in trade accounts payable and accrued liabilities offset by a $1.1 million increase in advance payment receivables, a $0.3 million increase in deposits, a $0.6 million increase in other receivables and a $0.5 million increase in trade receivables. The $11.4 million cash flow provided by operations for 2000 results from $2.9 million net income and non-cash items from continuing operations, $7.8 million increase in deposits and other payables related to customers and a $4.8 million decline in advance payment receivables offset by a $2.4 million increase in deposits, a $1.1 million increase in other receivables and a $0.6 million decrease in income taxes payable.


         During the nine months ended September 30, 2001, the Company advanced $2.5 million for notes receivable, purchased $1.1 million of net assets of ACI Services, Inc., purchased $0.4 million of property and equipment, redeemed $0.4 million of the Company's preferred stock, purchased $0.2 million of Avery's options to acquire Avery common stock, paid $0.3 million for acquisition costs, paid $0.3 million for preferred stock dividends and purchased $1.2 million of treasury stock. This use of cash was partially offset by the $2.0 million received from the issuance of preferred. During the nine months ended September 30, 2000, the Company issued $2.3 million of notes receivable to former PSI shareholders and a related company, purchased $71,000 of capital equipment and paid $247,000 of preferred dividends. The $134,000 received from the issuance of stock offset this use of cash.


         Avery's operating cash requirements consist principally of working capital requirements, scheduled payments of preferred dividends and capital expenditures. The Company believes

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

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


         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets". The statement requires that goodwill recorded on acquisitions completed prior to July 1, 2001 be amortized through December 31, 2001. Goodwill amortization is precluded on acquisitions completed after June 30, 2001.
Effective January 1, 2002, goodwill will no longer be amortized but will be tested for impairment as set forth in the statement. We are currently reviewing the new standard and evaluating the effects of this standard on our future financial condition, results of operations, and accounting policies and practices. Amortization of goodwill for the first nine months of 2001 totaled $122,000.

PART II OTHER INFORMATION


Item 4:  Submission  of Matters to a Vote of  Security  Holders.
         ---- Obtained consent for a 1 for 8 reverse split of the Company's stock by a 51.5% vote of all security holders entitled to vote.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf, thereunto duly authorized.


                                          Avery Communication, Inc.

                                                 (Registrant)

Date__________________                    /s/Patrick J. Haynes III
                               -------------------------------------------------
                                             Patrick J. Haynes III



                                             Chairman of the Board

Date__________________                         /s/ Scot McCormick
                               -------------------------------------------------
                                         /s/ Scot McCormick, Secretary