Form 10KSB
period 2001-12-31
AVERY COMMUNICATIONS INC
filed 2002-04-01
CIK 946855

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                  FORM 10-KSB

(Mark one)
[X]  ANNUALREPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
           1934.

For the fiscal year ended December 31, 2001

                                      OR

[_]  TRANSITIONREPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934.

For the transition period from              to

                         Commission File No. 000-27095

                               -----------------

                          AVERY COMMUNICATIONS, INC.
                (Name of Small Business Issuer in Its Charter)

                          Delaware                                         22-2227079
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)

             190 South LaSalle Street, Suite 1710
                      Chicago, Illinois                                       60603
           (Address of Principal Executive Offices)                        (Zip code)

                                (312) 419-0077
               (Issuer's Telephone Number, Including Area Code)

                               -----------------

      Securities registered under Section 12(b) of the Exchange Act: None

        Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, par value $.01 per share

                                Title of Class

                               -----------------

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


Issuers revenues for the most recent fiscal year........................... $41,915,531
Aggregate market value of the 1,095,754 shares of Common Stock held by non-affiliates of the registrant at the closing sales price on
March 22, 2002............................................................. $2,081,932
Number of shares of Common Stock outstanding as of the close of business on
March 22, 2002.............................................................  1,249,580

                     DOCUMENTS INCORPORATED BY REFERENCE:

                                     None.

================================================================================

                               TABLE OF CONTENTS

                                                                                                     Page
                                                                                                     ----
                                                 PART I

Item 1.  Description of Business....................................................................   1
Item 2.  Description of Properties..................................................................   8
Item 3.  Legal Proceedings..........................................................................   9
Item 4.  Submission of Matters to a Vote of Security Holders........................................   9

                                                 PART II

Item 5.  Market for Common Equity and Related Stockholder Matters...................................  10
Item 6.  Management's Discussion and Analysis or Plan of Operation..................................  10
Item 7.  Financial Statements.......................................................................  16
Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......  16

                                                PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a)
         of the Exchange Act........................................................................  17
Item 10. Executive Compensation.....................................................................  18
Item 11. Security Ownership of Certain Beneficial Owners and Management.............................  20
Item 12. Certain Relationships and Related Transactions.............................................  22

                                                 PART IV

Item 13. Exhibits and Reports on Form 8-K...........................................................  24

                                    PART I

Item 1.  Description of Business

General

   Avery is a telecommunications service company which operates two lines of business. Through its operating subsidiaries, HBS Billing Services Company and ACI Billing Services, Inc., Avery provides billing and collection services for inter-exchange carriers and long-distance resellers, and through its operating subsidiary, Aelix, Inc., Avery provides intelligent message communication services to the travel, hospitality and trucking sectors.

Local Exchange Carrier Clearinghouse Business

  General

   Our local exchange carrier billing business consists of HBS Billing Services Company and ACI Billing Services, Inc. Both businesses are third-party billing clearinghouses for the telecommunications industry. Local exchange carrier clearinghouse business customers consist primarily of direct dial long distance telephone companies. These businesses maintain billing arrangements with approximately 1,300 telephone companies that provide access lines to, and collect for services from, end-users of telecommunication services and process transaction records and collect the related end-user charges from these telephone companies for their customers.

   The local exchange carrier clearinghouse business customers use us as a billing clearinghouse for processing records generated by their end-users. Although such carriers can bill end-users directly, the local exchange carrier clearinghouse business provides these carriers with a cost-effective means of billing and collecting residential and small commercial accounts.

   The local exchange carrier clearinghouse business acts as an aggregator of telephone call records and other transactions from various sources, and, due to its large volume, receives discounted billing costs from the telephone companies and can pass on these discounts to its customers. Additionally, this line of business can provide its services to those long distance resellers that would otherwise not be able to make the investments necessary to meet the minimum fees, systems, infrastructure and volume commitments required to establish and maintain relationships with the telephone companies.

   The local exchange carrier clearinghouse business is obligated to pay minimum usage charges over the lifetime of most local exchange carrier billing contracts. Each contract has a minimum usage amount which relates to customers' sales volume to be processed through the local exchange carrier. The remaining minimum usage for significant contracts at December 31, 2001, totaled $4.3 million through 2005. As a frame of reference, customers' sales processed by this line of business relating to all contracts in January, 2002 were approximately $26.6 million. A portion of this amount applies to the minimum usage requirements. The billing and collection agreements do not provide for any penalties other than payment of the obligation should the usage levels not be met. This line of business has met all such volume commitments in the past and anticipates exceeding the minimum usage volumes with all of these vendors.

   The local exchange carrier clearinghouse business also provides enhanced billing services for transactions related to providers of premium services or products that can be billed through the local telephone companies, such as Internet access, voice mail services, and other telecommunications charges, although this business was significantly reduced in 1999.

  Industry Background

   Billing clearinghouses in the telecommunications industry developed out of the 1984 breakup of AT&T and the Bell System. In connection with the breakup, the local telephone companies that make up the regional Bell operating companies, Southern New England Telephone, Cincinnati Bell and GTE, were required to provide billing and collection services on a nondiscriminatory basis to all carriers that provided telecommunication services to their end-user customers. Due to both the cost of acquiring and the minimum charges associated with many of the local telephone company billing and collection agreements, only the largest long distance carriers, including AT&T, MCI and Sprint, could afford the option of billing directly through the local telephone companies. Several companies, including our local exchange carrier clearinghouse business, entered into these billing and collection agreements and became aggregators of telephone call records of third-tier long distance companies, thereby becoming "third-party clearinghouses." Today, our local exchange carrier clearinghouse business provides services to approximately 29 customers in the telecommunications industry.

   Third-party clearinghouses process these telephone call records and other transactions and submit them to the local telephone companies for inclusion in their monthly bills to end-users. Generally, as the local telephone companies collect payments from end-users, they remit them to the third-party clearinghouses who, in turn, remit payments to their customers.

  Billing Clearinghouse Services

   In general, the local exchange carrier clearinghouse business performs billing clearinghouse services under billing and collection agreements with local telephone companies. The business performs direct dial long distance billing, which is the billing of "1+" long distance telephone calls to individual residential customers and small commercial accounts. In addition, the business performs enhanced billing clearinghouse services for other telecommunication services, such as Internet access, paging services, and voice mail services.

  Billing Process

   Local telephone company billing relates to billing for transactions that are included in the monthly local telephone bill of the end-user as opposed to a direct bill that the end-user would receive directly from the telecommunications or other services provider.

   The local exchange carrier clearinghouse business's customers submit telephone call record data in batches on a daily to monthly basis, but typically in weekly intervals. The data are submitted electronically.

   The local exchange carrier clearinghouse business, through its proprietary software, sets up an account receivable for each batch of call records that it processes and processes the record to determine its validity. The business then submits the relevant billable telephone call records and other transactions to the appropriate local telephone company for billing and collection. The business also monitors and tracks each account receivable by customer and by batch throughout the billing and collection process.

   The local telephone companies then include the charges for these telephone call records and other transactions in their monthly local telephone bills, collect the payments and remit the collected funds to the local exchange carrier clearinghouse business for payment to its customers.

   The complete cycle can take up to 18 months from the time the records are submitted for billing until all bad debt reserves are "trued up" with actual bad debt experience. However, the billing and collection agreements provide for the local telephone companies to purchase the accounts receivable, with recourse, within a 42- to 90-day period. The payment cycle from the time call records are transmitted to the local telephone companies to the initial receipt of funds by the local exchange carrier clearinghouse business is, on average, approximately 50 days.

   The local exchange carrier clearinghouse business accrues for end-user customer service refunds, holdback reserves and certain adjustments charged to it by the local telephone companies. The business reviews the activity of its customer base to detect potential losses. If there is uncertainty with respect to an account in an amount which exceeds its holdback reserve, the business can discontinue paying the customer in order to hold funds to cover future end-user customer service refunds, bad debt and unbillable adjustments. If a customer discontinues doing business with the local exchange carrier clearinghouse operation and there are insufficient funds being held to cover future refunds and adjustments, the only recourse is through legal action.

   The local exchange carrier clearinghouse business processes the tax records associated with each customer's submitted telephone call records and other transactions and files certain federal excise and state and local telecommunications-related tax returns covering such records and transactions for its customers. The business currently submits state and local tax returns for its customers in over 500 taxing jurisdictions.

   The local exchange carrier clearinghouse business provides end-user customer service for billed telephone records. This service allows end-users to make inquiries regarding transactions for which they were billed directly to the operation's customer service call centers. The local exchange carrier clearinghouse business's customer service telephone number is included in the local telephone company bill to the end-user, and its respective customer service representatives are authorized to resolve end-user disputes regarding such transactions.

   The local exchange carrier clearinghouse business's operating revenues consist of a processing fee that is assessed to customers either as a fee charged for each telephone call record or other transaction processed, and a customer service inquiry fee that is assessed to customers as a fee charged for each billing inquiry made by end-users. Any fees charged to the operation by local telephone companies for billing and collection services are also included in revenues and are passed through to the customer.

  Operations

   The local exchange carrier clearinghouse business's billing clearinghouse services are highly automated through its proprietary computer software. The staff required to provide the operation's billing clearinghouse and information management services is largely administrative and the number of employees is not directly volume sensitive. All of the local exchange carrier clearinghouse business's customers submit their records to the operation using electronic transmission protocols directly into their electronic bulletin board or over the Internet. These records are automatically accessed by the operation's proprietary software, processed, and submitted to the local telephone companies. Upon completion of the billing process, the local exchange carrier clearinghouse business provides reports relating to billable records and returns any unbillable records to its customers electronically through the bulletin board or through the Internet.

   The local exchange carrier clearinghouse business's contracts with its customers provide for the billing services required by the customer, specifying, among other things, the services to be provided and the cost and term of the services. Once the customer executes an agreement, the operation updates tables within each of the local telephone companies' billing systems to control the type of records processed, the products or services allowed by the local telephone companies, and the printing of the customer's name on the end-user's monthly bill. While these local telephone company tables are being updated, the local exchange carrier clearinghouse business's technical support staff tests the customer's records through its proprietary software to ensure that the records can be transmitted to the local telephone companies.

   The local exchange carrier clearinghouse business maintains a relatively small direct sales force and accomplishes most of its marketing efforts through active participation in telecommunications industry trade shows and advertising in trade journals and other industry publications.

  Customers

   The local exchange carrier clearinghouse business provides billing and information management services to the following categories of telecommunications services providers:

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

   The local exchange carrier clearinghouse business has one material customer which represented 55% of total call records processed in calendar 2001.

  Competition

   The local exchange carrier clearinghouse business operates in a highly competitive segment of the telecommunications industry. Competition among the clearinghouses is based on the quality of information reporting, program flexibility, collection history, the speed of collections, the price of services and availability of an advanced funding program. All other third-party clearinghouses are either privately held or are part of a larger parent company. Management believes that Billing Concepts Corp. is presently the largest participant in the third-party clearinghouse industry in the United States, followed by us. Billing Concepts has greater name recognition than HBS Billing Services and ACI Billing Services, and has, or has access to, substantially greater financial and personnel resources than those available to us.

   As a large user of local exchange carrier billing services, the local exchange carrier clearinghouse business enjoys favorable rates and can pass the benefits of its buying power on to its customers. We believe that the business enjoys a good reputation within the industry for the timeliness and accuracy of its collections and disbursements to customers.

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

  Insurance

   Avery does not maintain errors and omissions insurance for its local exchange carrier clearinghouse business.

  Employees

   At December 31, 2001, the local exchange carrier clearinghouse business had 71 full-time employees, including eight executive officers, four sales and marketing personnel, seven technical and operations personnel, 24 accounting, administrative and support personnel, and 28 customer service representatives and related support personnel. These employees are not represented by a union. We consider relations with our employees to be good.

Intelligent Message Communication Services

General

   Through our subsidiary, Aelix, Inc., which we acquired on November 20, 2001, we provide intelligent message communications services to enterprises, notably in the travel, hospitality and trucking sectors. Our services enable users to improve their customer relationships and their supply and demand chain management while reducing expenses. Our services enable secure, real time, bi-directional communications between companies and their customers or other parties through a number of different media and devices worldwide.

Message Delivery and Notification Services for Large Commercial Enterprises

   We market our products and services to companies which routinely wish to deliver time-critical information to a large number of customers, employees or other parties. Our focus is on message delivery services as needed and used by large commercial enterprises. We specialize in pro-active message services designed to enhance customer service functions. Examples of the types of services we offer are the following:

  .   confirm ticket reservations;

  .   confirm hotel reservations; and

  .   broadcast information to large number of people.

   We design solutions intended to meet requirements for communication via wireline, wireless, Internet, PC or personal digital assitant devices.

Competition

   The electronic message delivery industry is new and rapidly evolving, and there is no dominant competitor. We expect competition to intensify as the market grows.

Industry

   The communications industry is undergoing significant change and rapid growth, particularly the emergence of the Internet as a significant communications medium.

   The Internet is rapidly maturing into a global communications medium. It is evolving from passive publishing to an interactive communications and applications environment. It will continue to play an increasingly important role in electronic commerce and become the dominant source of information. We believe it will be the medium of choice for voice, data, and video communications and that our software-based service will position us to participate in this growth by enabling us to offer enhanced services.


Government Regulation

   There are few current laws and regulations that apply specifically to access to, or commerce on, the Internet. Due to the increasing popularity and use of the Internet, however, it is possible that laws and regulations with respect to the Internet may be adopted at federal, state, provincial and even local levels, covering issues such as user privacy, freedom of expression, pricing, characteristics and quality of products and services, taxation, advertising, intellectual property rights, information security and the convergence of traditional telecommunications services with Internet communications. Such future regulations may have a material adverse effect on our business.

   The growth of the Internet, coupled with publicity regarding Internet fraud, may lead to the enactment of more stringent consumer protection laws. If we become subject to claims that we have violated any laws, even if we successfully defend against these claims, our business could suffer. Moreover, new laws that impose restrictions on our ability to follow current business practices or increase our costs of doing business could hurt our business.

   Our electronic message delivery business is not currently subject to direct regulation by the Federal Communications Commission or any other governmental agency, other than regulations applicable to businesses in general. In the future, however, we may become subject to regulation by the FCC or another regulatory agency. Our business could suffer depending on the extent to which our activities are regulated or proposed to be regulated.

Employees

   In conjunction with the acquisition of this business on November 20, 2001, 10 people were transferred to our ACI Billing Services facility in Northridge, California. These employees are working on projects in both the local exchange carrier clearinghouse business and in the intelligent message delivery services business. Our employees are not represented by a union. We consider relations with our employees to be good.

Primal Distribution

   In August 2000, the Board of Directors of Avery approved the distribution of all of the shares of our subsidiary, Primal Solutions, Inc., to our securityholders.

   On August 1, 2000, as part of a distribution agreement providing for us to distribute all the shares of our subsidiary, Primal Solutions, Inc., to our securityholders, Thurston Group, Inc. acquired a proxy to vote 7,126,894 shares of our series g voting preferred stock. Thurston Group is controlled by Patrick
J. Haynes, III, the Chairman, President and Chief Executive Officer of Avery. After being granted the proxy to vote the 7,126,894 shares of our series g voting preferred stock, Mr. Haynes had the right to vote or to direct the voting of approximately 50.5% of our then outstanding voting securities.

   We completed the distribution of Primal to our stockholders on February 12, 2001. In connection with the distribution, Avery redeemed 4,976,401 shares of series g preferred stock from the original seven stockholders of Primal in exchange for shares of Primal common stock representing 32% of Primal's outstanding common stock. As a result of these and other transactions since August 1, 2000, Mr. Haynes presently beneficially owns approximately 37.9% of our voting securities. Excluding shares of common stock that Mr. Haynes and others could acquire within 60 days upon the exercise of options and the conversion of shares of preferred stock, Mr. Haynes presently beneficially owns approximately 57.9% of our outstanding voting securities.

                                 RISK FACTORS

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

Our local exchange carrier clearinghouse business is largely dependent on one customer that accounted for approximately 55% of our call records processed in 2001. The loss of this customer would materially and adversely affect our results of operations.

   This customer filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code in connection with the reorganization of its parent company. As of March 22, 2002, the filing has had no material adverse effect on the business's relationship with this customer, and, based upon conversations between the managements of the two companies, we do not presently anticipate that this filing will materially adversely affect the relationship with this company in the immediate future.

We face substantial competition in the billing clearinghouse industry, and many of our competitors are larger and have more resources than we have. We may not be able to compete successfully with existing or future competitors.

   Our major competitor in the local exchange carrier billing clearinghouse industry is Billing Concepts Corp. Competition among the local exchange carrier billing clearinghouses is based on the quality of information reporting, collection history, the speed of collections, the ability to factor a long-distance reseller's accounts, and the price of services. This competitor has greater name recognition and has, or has access to, substantially greater financial and personnel resources than those available to us.

Our local exchange carrier clearinghouse business is dependent both on the local exchange carriers' continuing to accept its call records, and continuing to do so on reasonable terms, and its customers' continuing to need its billing services.

   The success of our business to date has been largely attributable to our having contracts with the regional Bell operating companies, Sprint, GTE and other local exchange carriers. This permits us to bill for telecommunications services provided by our customers throughout the United States. If the local exchange carriers were not to renew our existing contracts, or were to terminate our contracts, our ability to bill for our customers on a nation-wide basis could be adversely affected. While we have not received any notice of any local exchange carriers' intention to refuse renewal or to terminate, periodic publicity about unauthorized transfers of consumers' long-distance carriers or unauthorized charges on consumers' local phone bills elevates the visibility of third-party billing through local exchange carriers.

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

Substantially all of our outstanding common stock is freely tradable and may be sold into the market at any time, and another approximately 880,000 shares not yet issued will be freely tradable immediately upon issuance. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

   The approximately 880,000 shares that are not yet issued but which will be freely tradable immediately upon issuance represent an increase in our presently outstanding common stock of approximately 69%. The market price of our common stock could drop significantly if the holders all our freely tradable shares sell them or are perceived by the market as intending to sell them.

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

   Holders of our preferred stock are entitled to preferential quarterly dividends before any common stock dividends are declared or paid. The amount of these dividends is presently approximately $493,000 annually. Upon our liquidation, dissolution or winding-up, holders of our preferred stock are each entitled to receive a liquidation distribution, plus any accumulated dividends to date before the holders of common stock receive any distributions.

Item 2.  Description of Properties

   HBS Billing Services leases approximately 8,700 square feet of general and administrative office space in San Antonio, Texas. HBS Billing Services' monthly rent is approximately $9,000. HBS Billing Services' lease expires December 31, 2002.

   ACI Billing Services leases approximately 42,774 square feet of general and administrative office space in Northridge, California. ACI Billing Services' monthly rent is approximately $30,852 and the lease expires on July 31, 2005.

   We also paid Thurston Group $96,070 in 2001 for the rental of office space occupied by our corporate staff in Chicago, Illinois. There is no formal agreement or lease term governing the arrangement.

Item 3.  Legal Proceedings

   We are not party to any material litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

   None.

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

   Our common stock is quoted and traded on a limited and sporadic basis on the OTC Bulletin Board operated by The NASDAQ Stock Market, Inc. under the trading symbol "AVYC." The limited and sporadic trading does not constitute, nor should it be considered, an established public trading market for our common stock. The following table sets forth the high and low closing bid and asked prices for our common stock for the periods indicated, as reported by Pink Sheets LLC. On December 12, 2001, Avery effected a 1-for-8 reverse stock split. The high and low closing bid and asked prices in the table below have been adjusted to give effect to such stock split by multiplying the actual bid and asked price by eight. At no time prior to the reverse stock split has our common stock traded higher than $5.00 per share. Such quotations reflect inter-dealer prices, without retail mark- up, mark-down or commissions, and may not necessarily represent actual transactions.

                                                                         Closing Bid Closing Asked
                                                                         ----------- -------------
                                                                         High   Low   High   Low
                                                                         ----- ----- -----  -----
Year Ended December 31, 2000
   First Quarter........................................................ 39.00 14.00 40.00  15.00
   Second Quarter....................................................... 25.00 10.75 26.00  11.00
   Third Quarter........................................................ 15.50  7.25 16.50   7.75
   Fourth Quarter....................................................... 13.50  7.50 14.00   8.00
Year Ended December 31, 2001
   First Quarter........................................................ 13.50  5.00 14.50   5.50
   Second Quarter.......................................................  5.60  3.04  5.92   3.28
   Third Quarter........................................................  3.28  2.24  3.68   2.48
   Fourth Quarter (prior to December 12, the effective date of the
     reverse split).....................................................  2.24  1.44  2.64   1.68
   Fourth Quarter (after December 12, the effective date of the reverse
     stock split).......................................................  1.05   .71  1.30    .79

   As of March 11, 2002, there were approximately 450 holders of record of our common stock.

Dividend Policy

   We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we expect to retain any earnings to finance the operation and expansion of our business. We also presently have outstanding preferred stock that requires us to accrue dividends in the amount of approximately $123,000 every quarter. The holders of our outstanding preferred stock are entitled to receive all accrued dividends before we can pay any dividends on our common stock. In addition to the terms of our outstanding preferred stock, it is anticipated that the terms of future debt and/or equity financings may restrict the payment of cash dividends. Therefore, the payment of any cash dividends on the common stock is unlikely.

Recent Sales of Unregistered Securities

   On December 27, 2001, Avery granted options to purchase an aggregate of 106,250 shares of its common stock to five of its directors, Messrs. Haynes, Isham, Lindauer, Phipps and Smith, at an exercise price of $.71 per share. These securities were issued in transactions not involving a public offering in reliance upon the exemption set forth in Section 4(2) of the Securities Act.

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

Selected Financial Information Line Item Explanations

   The following is a discussion of our consolidated financial condition and audited results of operations for the fiscal years ended December 31, 2001 and 2000. It should be read in conjunction with our Consolidated Financial Statements, the notes thereto and other financial information included elsewhere in this report.

   The results on the "Discontinued operations" line represent the results of operations for Primal for the period from January 1, 2001 to February 12, 2001 (the spin-off date), and the twelve months ended December 31, 2000. Revenue, cost of revenues, and operating expenses presented in the statements of operations pertain only to continuing operations, which consist of Avery, HBS Billing Services, ACI Billing Services and Aelix.

   On November 20, 2001, we completed the acquisition of Aelix. We intend to broaden our product offerings and use Aelix's technology and personnel to reduce costs. From the acquisition date through December 31, 2001, revenues and expenses of Aelix were not material.

   Our revenues are derived primarily from the provision of billing clearinghouse and information management services to direct dial long distance resellers and operator services providers, commonly referred to as "local exchange carrier billing" or "LEC billing." Revenues are also derived from enhanced billing services provided to companies that offer voice mail, paging and Internet services or other non-regulated telecommunications equipment and services. LEC billing fees charged by us include processing and customer service inquiry fees. Processing fees are assessed to customers either as a fee charged for each telephone call record or other transaction processed or as a percentage of the customer's revenue that is submitted by us to local telephone companies for billing and collection. Processing fees also include any charges assessed to us by local telephone companies for billing and collection services. Customer service inquiry fees are assessed to customers either as a fee charged for each record processed by us or as a fee charged for each billing inquiry made by end users.

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

   Advance funding program income and expense consists of income and expenses related to our financing certain customers' accounts receivable. Typically, 50% to 75% of the amount receivable from the local exchange carrier, or LEC, is advanced to the customer upon acceptance of its call records. When the LEC remits payment of the receivable, we are repaid the advance and receive a financing fee, which generates the "Advance funding program income." Avery maintained a line of credit to provide the funds to finance the advance-funding program, which was repaid in August 2001. The costs associated with this line of credit produced the "Advance funding program expenses."

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

Results of Operations for the Twelve Months Ended December 31, 2001 and 2000

   The following table sets forth selected income statement lines in actual dollars. The Statement of Operations Data are derived from Avery's calendar 2001 and 2000 audited financial statements.

Statement of Operations Data:

                                                 Years Ended
                                                December 31,
                                             ------------------
                                               2001      2000
                                             --------  --------
                                               (In Thousands)
               Revenues..................... $ 41,916  $ 36,475
               Cost of revenues.............  (29,980)  (25,784)
                                             --------  --------
                      Gross profit..........   11,936    10,691
               Operating expenses...........   (9,546)   (6,771)
               Depreciation and amortization     (869)     (599)
                                             --------  --------
                      Operating income......    1,521     3,321
               Other income (expense), net..   (3,154)      316
               Income tax benefit (expense).     (217)   (1,314)
               Discontinued operations loss.     (666)   (3,700)
                                             --------  --------
                  Net loss.................. $ (2,516) $ (1,377)
                                             ========  ========

Operating Revenues

   Revenues for 2001 increased $5.4 million or 14.9% compared to calendar 2000. The revenue increase is largely attributable to the acquisition of ACI Billing Services in August 2001, offset by a decline in HBS Billing Services' call record volume. Excluding call records from the acquired company, the volume of call records declined by 27%.

Cost of Revenues

   We achieved a 28.5% gross profit margin in 2001, compared to 29.3% in 2000. The decline in margin was largely attributable to a lower level of income arising from volume discounts and an increase in costs in the customer service department.

Operating Expenses

   Operating expenses, excluding depreciation and amortization expense, increased from $6,771,000 in 2000 to $9,546,000 in 2001. The $2.8 million increase resulted principally from $3.0 million of additional expenses associated with acquired businesses, the write-off and/or establishment of $0.4 million of principal and interest owned under non-recourse notes receivable offset by $0.5 million of lower compensation charges and $0.3 million of lower professional fees.

Advance Funding Program Income and Expense

   In an effort to reduce the inherent risk involved in advancing customers receivables, we encouraged and participated in placing current customers with significant financing needs with third party financing companies. Although internal advance funding is still available, its scope has been reduced. Advance funding program net income increased to $175,000 in 2001 from $127,000 in 2000.

Depreciation and Amortization

   Depreciation and amortization expense was $869,000 and $599,000 in calendar 2001 and 2000, respectively. The increase was due to the acquisitions of Aelix and ACI Billing Services and to a lesser degree from the cumulative effect of capital expenditures in both 2001 and 2000.

Income from Operations

   Operating income was $1,521,000 and $3,322,000 for calendar 2001 and 2000, respectively.

Other Income (Expense), Net

   Other income (expense), net was a net expense of $3,154,000 during 2001, compared to net income of $315,000 in 2000. The principal components during each period are summarized below:

                                                      Income (expense)
                                                   ----------------------
                                                      2001        2000
                                                   -----------  ---------
     Write-off of investment in affiliated company $(2,361,000) $      --
     Reserve for non-recourse notes receivable....    (930,000)
     Interest income..............................     343,000    448,000
     Interest expense.............................     (69,000)  (133,000)
     Other........................................    (137,000)        --
                                                   -----------  ---------
        Total..................................... $ 3,154,000  $ 315,000
                                                   ===========  =========

   The $2.4 million write-off of the investment in an affiliated company occurred when the company ceased operations. The $0.8 million of the 0.9 million is a reserve for non-recourse notes receivable relate to notes from former employees who borrowed funds to purchase shares of Avery and Primal stock. The decline in the market value of both securities reduced the likelihood of full recovery under the notes.

Income Taxes

   We recorded an income tax expense from continuing operations of $111,000 for 2001, which is increased by an income tax benefit of $345,000, in discontinued operations. For the year ended December 31, 2001 total income tax benefit differs from expected income benefit primarily because of items permanently not deductible for income tax reporting purposes partially offset by adjustments to prior year income taxes. We recorded an income tax expense from continuing operations of $1,314,000 for calendar 2000, which was offset by an income tax benefit of a $1,430,000 in discontinued operations.

Discontinued Operations

   The net loss from discontinued operations was $666,000 for the period from January 1, 2001 through February 12, 2001, net of tax benefit of $345,000, compared to a net loss of $3,700,000 for the year ended December 31, 2000, net of a tax provision of $959,000. Revenues from discontinued operations were $825,000 and $9,516,000 for the period from January 1, 2001 through February 12, 2001 and for the year ended December 31, 2000.

Liquidity

   We have obtained funding for our business from operating cash flow, issuance of common and preferred stock and credit facilities from lending institutions. In December 2001, we entered into a new secured credit facility, which allows us to borrow up to $9.0 million, depending upon the value of accounts receivable outstanding at the time of the loan.

   Our cash balance decreased to $5.4 million at December 31, 2001, from $6.7 million at December 31, 2000. Large fluctuations in daily cash balances are normal due to the large amount of customer receivables that we collect on behalf of our customers. Timing of these receipts also produces large movements in day-to-day cash balances.

   Our working capital position at December 31, 2001 was a negative $12.8 million compared to a negative $10.4 million as of December 31, 2000. The $2.4 million decline in working capital is due to a $6.4 million increase in current liabilities, offset by a $3.7 million increase in current assets. The $6.4 million increase in current liabilities is primarily attributable to a $2.0 million increase in customer deposits and other payables associated with increased volume, a $1.7 million increase in accounts payable and accrued liabilities due mainly to the acquisition of ACI Billing Services, and the addition of $2.6 million of loans. The $3.7 million increase in current assets is primarily attributable to a $2.1 million increase in the receivable from OAN relating to the acquisition of ACI Billing Services, a $1.8 million increase in trade receivables attributable to the acquisition of ACI Billing Services, a $0.9 million increase in deposits placed with LECs, a $0.4 million increase in LEC billing and collection fees receivable, a $0.5 million increase in deferred tax assets offset by a $1.3 million decline in cash balance and a $0.7 million decline in net current assets of discontinued operations.

   Net cash provided by continuing operations was $1.2 million and $9.9 million for the years ended December 31, 2001 and 2000, respectively. The cash flow provided by operations for 2001 resulted principally from a $1.8 million loss from continuing operations, offset by $0.9 million of depreciation and amortization, $2.4 million of non-cash charges relating to a write-off of investments in affiliates, $1.6 million of non-cash charges relating to provisions for uncollectible related party notes receivable, 0.4 million increase in customer deposits and a $1.7 million increase in trade accounts payable and accrued liabilities relating to the acquisition of ACI Billing Services, offset by a $1.7 million increase in trade receivables attributable to the acquisition of ACI Billing Services. The $9.9 million cash flow provided by operations for 2000 resulted primarily from $2.3 million net income from continuing operations, a $5.0 million decrease in advance payments receivable, a $4.1 million increase in customer deposits and other payables and a $1.2 million charge to operations for the non-cash exercise of options and warrants and the issuance of stock and warrants for services, offset by a $3.0 million increase in deposits with local exchange carriers.

   The $5.0 million of net cash used in investing activities in 2001 included $3.0 million loaned to affiliates, $1.6 million used to purchase the net assets of ACI and $0.2 million of capital expenditures. The $2.2 million of cash flows from financing activities reflected $2.6 million of borrowings under a new credit agreement and $2.0 million from issuance of common and preferred stock, offset by $1.2 million of purchases of treasury shares, $0.5 million of preferred stock dividends and $0.4 million of preferred stock redemption. During the year ended December 31, 2000, we spent $0.2 million on capital expenditures, $1.5 million on investments, loaned $3.6 million to affiliated parties and $0.3 million in payment of preferred dividends. This use of cash was partially offset by $8.5 million received from the issuance of shares of stock.

   Our cash requirements consist principally of working capital requirements, scheduled payments of preferred dividends, and capital expenditures. We believe cash flows generated from operations, as well as our new $9.0 million line of credit will be sufficient to fund working capital needs, preferred stock dividends and capital expenditures for the next twelve months.

Contractual and Commercial Obligations

   The following is a summary of contractual obligations and commercial commitments:

                                              Payments Due by Period
                                       ------------------------------------
                                                Less
                                               than 1  1-3    4-5   After 5
      Contractual Obligations--$000     Total   year  years  years   years
      -----------------------------    ------- ------ ------ ------ -------
    Long-Term Debt.................... $   681     --     -- $  681    --
    Operating Leases..................   1,703 $  594 $  883    226    --
    Unconditional Purchase Obligations   4,277  2,324  1,953     --    --
    Other Long-Term Obligations(1)....   4,215  2,639    636    636  $304
                                       ------- ------ ------ ------  ----
    Total Contractual Cash Obligations $10,876 $5,557 $3,472 $1,543  $304

--------
(1) Consists of redeemable preferred stock and estimated liability to ACI Billing Services' customers based on future billing fees.

                                                    Amount of Commitment
                                                   Expiration Per Period
                                                 --------------------------
                                         Total    Less
                                        Amounts  than 1  1-3    4-5  Over 5
    Other Commercial Commitments--$000 Committed  year  years  years years
    ---------------------------------- --------- ------ ------ ----- ------
                Guarantees............  $1,722     --   $1,722  --     --

New Accounting Standards

   In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 supercedes FAS 121, "Accounting for Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("FAS 121") and the accounting and reporting provisions of the Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." FAS 144 establishes a single accounting model, based on the framework established by FAS 121, for long-lived assets to be disposed of by sale and resolved significant implementation issues related to FAS 121. FAS 144 retains the requirements of FAS 121 to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and measure an impairment loss as the difference from its undiscounted cash flows and measure an impairment loss as the difference between the carrying amount and the fair value of the asset. FAS 144 excludes goodwill from its scope, describes a probability-weighted cash flow estimation approach, and establishes a "primary-asset" approach to determine the cash flow estimation period for groups of assets and liabilities. FAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. Avery believes the adoption of FAS 144 will not have a material impact on our financial position or results of operations.

   In July, 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). Under the new rules, goodwill and intangible assets that are deemed to have indefinite lives are no longer amortized but are reviewed annually for impairment. The provisions of FAS 142 are required for fiscal years beginning after December 15, 2001. Avery will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in a decrease in amortization of goodwill of $158,000 per year ($0.12 per share in 2001). During 2002, we will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and have not yet determined what the effect of these tests will be on our results of operations or financial position.

   In July 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and prohibits the use of the pooling-of-interest method. We adopted SFAS No. 141 in the third quarter of 2001. The adoption of SFAS No. 141 had no material effect on our results of operations or financial position.

Obligations Under Employment Agreements

   Avery has employment agreements with its management requiring Avery to pay specified amounts as annual base salaries and certain bonuses. Current aggregate minimum annual cash compensation under the agreements is $420,000, which will be funded from working capital. Additional bonuses are at the sole discretion of Avery's Board of Directors. Avery also maintains a profit sharing plan for the benefit of its employees.

Item 7.  Financial Statements

   Our consolidated financial statements required to be included in Item 7 are set forth in the Index to Financial Statements set forth on page 26 of this report.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

   Omitted pursuant to the Instructions to Item 304 of Regulation S-B.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and General Partners; Compliance with Section 16(a) of the Exchange Act

The following table sets forth certain information with respect to the directors and executive officers of Avery.

Name                   Age Position
----                   --- --------
Patrick J. Haynes, III 52  Director, Chairman of the Board, President and Chief Executive Officer
Michael J. Labedz      36  Director, Executive Vice President and Chief Operating Officer
Thomas C. Ratchford    53  Director, Vice President, Chief Financial Officer, Secretary and Treasurer
Norman M. Phipps       41  Director
J. Alan Lindauer       62  Director
Robert T. Isham, Jr.   49  Director
Adm. Leighton W. Smith 62  Director

   Directors hold office until the next annual meeting of stockholders and until their successors are duly elected and qualify.

   Patrick J. Haynes, III has served as a director and Chairman of the Board of Avery since November 1995. Mr. Haynes was elected President and Chief Executive Officer of Avery in July 1998, and served in such capacity until December 1, 1998. On May 5, 2000, Mr. Haynes was re-elected as President and Chief Executive Officer of Avery. In 1992, Mr. Haynes founded and became President of American Communications Services, Inc., a start-up, fiber optic, competitive access provider telephone company now known as e.spire Communications, Inc. Mr. Haynes directed development of the strategic plan, put management in place and operated the company on a day-to-day basis for 18 months. He also advised and consulted in connection with the placement of $52 million in equity and $81 million in debt. Mr. Haynes is the Senior Managing Director of the Thurston Group, Inc., a private merchant bank in Chicago. Mr. Haynes and Russell T. Stern, Jr. founded the Thurston Group in 1987. Previously, Mr. Haynes was associated with Merrill Lynch, Oppenheimer & Company, and Lehman Brothers as an investment banker.

   Michael J. Labedz has served as a director and Executive Vice President and Chief Operating Officer of Avery since January 2002. Mr. Labedz has also served as President of ACI Billing Services, Inc., a wholly owned subsidiary of Avery, since December 2000. Mr. Labedz has been employed by the Thurston Group, Inc., a private merchant bank in Chicago since 1998. Previously, he was Vice President of Operations and Chief Financial Officer for a computer services company controlled by Michael Milken's Knowledge Universe and a management consultant with Deloitte Consulting L.P.

   Thomas C. Ratchford has served as a director and Vice President, Chief Financial Officer, Secretary and Treasurer of Avery since January 2002. Prior to joining Avery in November 2001, Mr. Ratchford was the Chief Financial Officer of Qorus.com, Inc. from October 2000. From 1999 to 2000, Mr. Ratchford was the Director of Finance for the Highway Safety Division of Avery Dennison Corporation. From 1993 to 1999, Mr. Ratchford was the Chief Financial Oicer of Stimsonite Corporation, a publicly held manufacturer of highway safety products, which was purchased by Avery Dennisson Corporation in 1999.

   Norman M. Phipps has served as a director of Avery since November 1995. Until his resignation in August 2001, Mr. Phipps also served as a director of LogiMetrics, Inc., a company primarily involved in the manufacture of infrastructure equipment for the wireless broadband telecommunications market. Since July 2000, Mr. Phipps has served as Senior Vice President of Administration of LogiMetrics. Mr. Phipps has served as the President and Chief Operating Officer of LogiMetrics from April 1997 until July 2000, and also as interim Chief Financial Officer from March 1998 until July 2000. From May 1996 to April 1997, Mr. Phipps served as Chairman of the Board and Acting President of LogiMetrics. Mr. Phipps has served as a principal of two private investment firms, Phipps, Teman & Company, LLC from January 1994 to December 1997 and CP Capital Partners from January 1991 to December 1993.

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

   Admiral Leighton Smith was elected as a director on January 10, 2002. Admiral Smth retired from the U.S. Navy on October 1, 1996. He is currently serving as a Senior Fellow at the Center for Naval Analysis, is president of his own consulting firm, Leighton Smith Associates, and is Chairman of the Board of Trustees of the U.S. Naval Academy Alumni Association. Admiral Smith was previously the Commander in Chief, U.S. Naval Forces Europe and Commander in Chief Allied Forces Southern Europe (1994-1996).

Compensation of Directors

   Each member of the Board receives a one-time warrant to purchase 75,000 shares of common stock at an exercise price determined by the Board at the time of issuance. Each non-employee director also receives an annual stipend of $20,000 and an annual grant of options to purchase a minimum of 10,000 shares of common stock at an exercise price determined by the Board at the time of grant. The non-employee directors of Avery also receive $1,000 for each meeting attended, plus reimbursement of travel expenses.

Item 10.  Executive Compensation

   The following table summarizes certain information relating to the compensation paid or accrued by Avery for services rendered during the years ended December 31, 2001, 2000 and 1999 to each person serving as its Chief Executive Officer and each of Avery's other most highly paid executive officers whose total annual salary and bonus for the years ended December 31, 2001, 2000 and 1999 exceeded $100,000.

                     Summary Executive Compensation Table

                                                    Annual Compensation
                                    ---------------------------------------------------
                                    Fiscal                      Other Annual  Awards/
Name And Principal Position          Year  Salary ($) Bonus ($) Compensation Opions (#)
---------------------------         ------ ---------- --------- ------------ ----------
PATRICK J. HAYNES, III(1)..........  2001   $278,333  $125,000    $31,720      52,500
 Chairman of the Board, President &  2000   $200,000  $150,000    $25,187      12,500
 Chief Executive Officer             1999   $200,000  $100,000    $36,804      12,500
SCOT M. MCCORMICK(2)...............  2001   $156,000  $      0    $15,214          --
 Vice President, Chief Financial     2000   $143,000  $ 75,000    $11,589          --
 Officer & Secretary                 1999   $130,000  $ 50,000    $12,192      18,750

--------
(1) Mr. Haynes served as the Chief Executive Officer of Avery through November 30, 1998 and was re-elected to such office on May 5, 2000. "Other Annual Compensation" represents monthly automobile allowance and premiums on health and major medical insurance.
(2) "Other Annual Compensation" represents premiums on health, life and disability insurance. Mr. McCormick resigned as an officer and director on January 2, 2002.

                       Option Grants in Last Fiscal Year

                                    Individual Grants
-----------------------------------------------------------------------------------------
                           Number Of
                           Securities       % Of Total Options    Exercise Of
                       Underlying Options Granted To Employees In     Base     Expiration
Name                        Granted             Fiscal Year       Price ($/Sh)    Date
----                   ------------------ ----------------------- ------------ ----------
Patrick J. Haynes, III       52,500                 41%               .71       12/26/11

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

Employment Agreements

   Effective November 1, 2001, Mr. Haynes entered into an employment agreement with Avery. Under his employment agreement, Mr. Haynes serves as Chairman of the Board, President and Chief Executive Officer, subject to the Board of Directors power to elect and remove officers of Avery. The employment agreement expires December 31, 2006. Mr. Haynes' initial base salary is $420,000 annually. In addition, Mr. Haynes is entitled to receive bonuses based on performance goals as established by the Board of Directors, to receive stock options, to participate in applicable incentive plans established by Avery, to participate in Avery's hospitalization and major medical plans, or, at his option, to be reimbursed for amounts paid by Mr. Haynes for comparable coverage, and to an automobile of his choice.

   Effective January 1, 2000, Scot M. McCormick entered into an employment agreement with Avery. Under his employment agreement, Mr. McCormick served as Vice President, Chief Financial Officer and Secretary. The employment agreement expired December 31, 2001, and Mr. McCormick resigned as an officer and director of Avery effective January 2, 2002.

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

   Section 16(a) of the Securities Exchange Act of 1934 requires Avery's directors and executive officers, and persons who own more than 10% of Avery's common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, executive officers and greater than 10% shareholders are required by SEC regulations to furnish Avery with copies of all Section 16(a) forms they file. Based on a review of such forms, Avery believes that all Section 16(a) filing requirements applicable to its directors and executive officers, and all persons who own more than 10% of Avery's common stock, were complied with for the year ended December 31, 2001, except for Waterside Capital Corporation, which, to the knowledge of Avery, has not filed a Form 3 to report its acquisition in February 2001 of 1,250,000 shares of Avery's series h preferred stock that Avery believes may have resulted in Waterside's becoming the beneficial owner of more than 10% of Avery's common stock because such shares were immediately convertible into Avery's common stock. Waterside is a publicly held small business investment company. Accordingly, Waterside may be relying on an exemption from filing a Form 3 of which Avery may not be aware, and the inclusion of this information by Avery herein is not intended to imply, nor should it be inferred, that Waterside was required to file a Form 3 to report its acquisition of these shares. Waterside is not listed herein as the beneficial owner of more than 5% of Avery's voting securities because several series of Avery's preferred stock vote with the holders of its common stock as a single class and Waterside beneficially owns less than 5% of the total votes represented by Avery's voting securities.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Beneficial Ownership of Avery's Voting Securities

   On March 25, 2002, Avery had 1,249,580 shares of common stock, 1,500,000 shares of series d preferred stock, 2,150,493 shares of series g preferred stock, 1,600,000 shares of series h preferred stock and 500,000 shares of series i preferred stock outstanding. The holders of the series d preferred stock are presently entitled to one vote per share on any matters submitted to Avery's stockholders for a vote. The holders of the series g preferred stock are entitled to 0.139525 vote per share on any matter submitted to Avery's stockholders for a vote. The holders of the series h and i preferred stock are entitled to 0.125 vote per share on any matter submitted to Avery's stockholders for a vote. The holders of these securities vote as a single class on all matters submitted to Avery's stockholders for a vote unless a separate vote is otherwise required by law or Avery's certificate of incorporation.

   Therefore, as of March 25, 2002, a total of 3,312,128 shares of Avery's voting securities were outstanding, all of which constitute a single class of voting securities.

   The following table sets forth information as of March 25, 2002, for any person who is known to Avery to be the beneficial owner of more than five percent of the votes represented by Avery's single class of voting securities. A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares:

  . voting power, which includes the power to vote, or to direct the voting, of such security; and/or

  . investment power, which includes the power to dispose, or to direct the disposition of, such security.

   All of Avery's voting securities beneficially owned by a person, regardless of the form which such beneficial ownership takes, have been aggregated in calculating the number of shares beneficially owned by such person. In making these calculations, a person is deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days:

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

                                               Number of Percent
                  Name of Beneficial Owner       Votes   of Class
                  ------------------------     --------- --------
              Patrick J. Haynes, III (1)...... 1,947,442   37.9%
              Thurston Group, Inc. (1)........ 1,822,038   35.6%

--------
(1) The business address of this person is 190 South LaSalle Street, Suite 1710, Chicago, Illinois 60603. The shares shown as beneficially owned by Mr. Haynes include all the shares beneficially owned by the Thurston Group, Inc., of which Mr. Haynes is the Senior Managing Director.

Security Ownership of Management

   The following table sets forth information as of March 25, 2002, as to each class of Avery's equity securities beneficially owned by each director, by each executive officer, and by all directors and executive officers as a group. In calculating the ownership percentages for Avery's common stock, we used the 1,249,580 shares of common stock outstanding on March 25, 2002. Since these calculations do not include the four series of Avery's voting preferred stock included in the calculations in the preceding table, the beneficial ownership percentages set forth below will differ from those set forth in the preceding table.

                                              Common Stock            Preferred Stock
                                          --------------------  ---------------------------
                                          Number
                                            of       Percent of         Number      Percent
    Name of Beneficial Owner              Shares       Class    Series of Shares    of Class
    ------------------------              -------    ---------- ------ ---------    --------
Patrick J. Haynes, III (1)............... 624,525(2)    35.6%     B      100,000(2)   25.6%
                                                                  D    1,500,000(2)  100.0%
                                                                  G    2,150,493(2)  100.0%
Norman M. Phipps (3).....................  13,542        1.1%
J. Alan Lindauer (4).....................  16,380(5)     1.3%
Robert T. Isham, Jr. (1).................  20,573(6)     1.6%     A        8,333       2.1%
Michael J. Labedz (1)....................  18,750(7)     1.5%
Thomas C. Ratchford (1)..................   4,167(7)     0.3%
Leighton W. Smith (1)....................   4,167(7)     0.3%
All directors and executive officers as a
 group (2)(5)(6)(7)...................... 702,104       39.1%

--------
(1) The business address for this person is 190 South LaSalle Street, Suite 1710, Chicago, Illinois 60603.
(2) Includes 499,121 shares beneficially owned by the Thurston Group, Inc., of which Mr. Haynes is the Senior Managing Director, 114,988 shares beneficially owned by Waveland, LLC, of which Mr. Haynes is the owner, and 10,417 held in escrow by Bank One, Texas, N.A., for the benefit of the former owners of HBS Billing Services and for which Mr. Haynes has an irrevocable proxy. Of these shares, 29,238 represent shares that may be acquired within 60 days upon the exercise of options or warrants, 477,131 represent shares that may be acquired within 60 days upon the conversion of convertible securities, and 300,048 represent the total number of votes represented by the 2,150,493 shares of the series g preferred stock for which the Thurston Group, Inc. has an irrevocable proxy.
(3) The business address of this person is 611 Industrial Way West, Eatontown, New Jersey 07724. Of Mr. Phipp's shares, 4,167 represent shares that may be acquired within 60 days upon the exercise of options.
(4) The business address for this person is 300 East Main Street, Suite 1380, Norfolk, Virginia 23510.
(5) These shares do not include the 156,250 votes represented by 1,250,000 shares of Avery's series h preferred stock that are beneficially owned by Waterside Capital Corporation, of which Mr. Lindauer is President and a director. Waterside is a publicly held small business investment company, and Mr. Lindauer disclaims beneficial ownership of these shares.
(6) Of these shares, 14,130 represent shares that may be acquired within 60 days upon the exercise of options and warrants, and 694 represent shares that may be acquired within 60 days upon the conversion of convertible securities.
(7) Represents shares that may be acquired within 60 days upon the exercise of options.

Item 12.  Certain Relationships and Related Transactions

   During 2000 and 2001, Avery loaned an aggregate of $4,064,000 to Qorus.com, Inc. and its wholly owned subsidiary, Aelix, Inc. The notes evidencing those loans bore interest varying from 10% to 12%. In November 2001, in a transaction approved with the consent of a majority of the stockholders of Qorus, Avery purchased substantially all of the assets comprising the intelligent message communications service business of Qorus and Aelix. We canceled the $4,064,500 of notes payable to us by Qorus and Aelix and agreed to assume certain liabilities of Qorus and Aelix as consideration for the assets. We also agreed to pay to Qorus an amount equal to five percent (5%) of the net after-tax income, if any, generated by the acquired intelligent message communications service business for a period of five years following the closing date. Pursuant to an agreement among the parties entered into in March 2002, the parties agreed to eliminate this royalty obligation in exchange for a cash payment in the amount of $100,000, the return of all common shares of Qorus held by Avery or its subsidiaries and the cancellation of all unexercised options to purchase common shares of Qorus held by Avery or its subsidiaries.

   Qorus is a publicly held company the securities of which are traded on the OTC Bulletin Board. Patrick J. Haynes, III, a director and the Chairman of the Board, President and Chief Executive Officer of Avery, beneficially owns approximately 58.1% of Qorus's common stock, and Robert T. Isham, Jr., a director of Avery, beneficially owns approximately 5.4% of Qorus's common stock. Mr. Haynes and Mr. Isham are directors of Avery and the sole directors of Qorus. Mr. Haynes is the Senior Chairman and a director of Avery, and the Chairman of the Executive Committee of Qorus. Thomas C. Ratchford is the Chief Financial Officer of both Avery and Qorus.

   On October 3, 2000, Avery loaned to the following officers and directors of Avery the amount set forth opposite such person's name in connection with the exercise of certain options and warrants:

                            Name              Loan Amount
                            ----              -----------
                       Patrick J. Haynes, III  $378,684
                       Robert T. Isham, Jr...  $ 58,024
                       J. Alan Lindauer......  $ 58,419
                       Scot M. McCormick.....  $143,843
                       Norman M. Phipps......  $ 46,148

   Each loan is non-recourse to the borrower, is secured by the common stock purchased, matures on October 3, 2002, and bears interest at the rate of 6.6% per annum.

   At various times between December 7, 2000 and December 31, 2001, Thurston Communications advanced an aggregate of $1,995,000 to Customer Care & Technology Holdings, Inc. In connection with such advances, Customer Care & Technology Holdings agreed to issue to Avery 1,995,000 shares of its series b senior convertible redeemable preferred stock. Each share of series b preferred stock is convertible at the option of the holder into four shares of the common stock of Customer Care & Technology Holdings. The series b preferred stock pays dividends at the rate of 10% per annum, and is mandatorily redeemable for $1.00 per share on the fifth anniversary of the date of issuance. Patrick J. Haynes, III, a director and the Chairman of the Board, President and Chief Executive Officer of Avery, is the controlling stockholder and the Chairman of the Board of Directors, President and Chief Executive Officer of Customer Care & Technology Holdings. During 2001, this investment became worthless and was written off.

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

   In connection with the private placement of an aggregate of $1,600,000 of series h convertible preferred stock on February 21, 2001, Avery sold 1,250,000 shares of such preferred stock to Waterside Capital Corporation for a purchase price of $1.00 per share. The holders of the series h convertible preferred stock are entitled to annual cumulative dividends of $.12 per share payable quarterly, a $1.00 per share liquidation value and conversion into common stock on a one for eight basis. J. Alan Lindauer, a director of Avery, is a director and President and Chief Executive Officer of Waterside Capital Corporation. Waterside Capital is a publicly held small business investment company.

   In connection with the private placement of an aggregate of $500,000 of series i convertible preferred stock in April 2001, Avery sold 500,000 shares of such preferred stock to Russell T. Stern, Jr. for a purchase price of $1.00 per share. The holder of the series i convertible preferred stock is entitled to annual cumulative dividends of $.12 per share payable quarterly, a $1.00 per share liquidation value and conversion into common stock on a one for eight basis. Mr. Stern is a principal of the Thurston Group.

   Effective September 4, 2001, Phipps & Company, LLC entered into a consulting agreement with Avery. Norman M. Phipps, a director of Avery, is the sole member of Phipps & Company, LLC Under this consulting agreement, Phipps & Company, LLC serves as an independent contractor. The consulting agreement expires, unless earlier terminated pursuant to the consulting agreement, on December 31, 2002. Phipps & Company, LLC receives $20,000 per month during the term of the agreement. In addition, Avery will pay Phipps & Company, LLC an additional, non-accountable expense allowance of $1,000 per month to defray costs of office equipment, rent, secretarial services and other similar expenses. Avery will reimburse Phipps & Company, LLC for all out-of-pocket expenses reasonably incurred by Phipps & Company, LLC, its members, employees, agents and representatives in connection with consulting services, rendered pursuant to the consulting agreement. During 2001, Avery paid Phipps & Company an aggregate of $84,000 pursuant to this consulting agreement.

   Effective May 1, 2001, Robert T. Isham, Jr., a director of Avery, entered into an consulting agreement with Avery. Under this consulting agreement, Mr. Isham serves as an independent contractor. The consulting agreement is renewed monthly and may be terminated by either party upon 10 days written notice.
Mr. Isham receives $20,000 per month during the term of the agreement. In addition, Avery will reimburse Mr. Isham for all out-of-pocket expenses reasonably incurred by Mr. Isham in connection with consulting services rendered pursuant to the consulting agreement. During 2001, Avery paid Mr. Isham an aggregate of $160,000 pursuant to this consulting agreement.

   In December 2001, Avery executed and delivered to Waterside Capital Corporation a promissory note in the original principal amount of $680,681. The note bears interest at 8% per annum, provides for quarterly interest payments and matures on December 31, 2006. Avery issued the note to Waterside in exchange for the cancellation of a prior promissory note payable to Waterside in the amount of $350,000 which was due to mature on December 12, 2002. In addition, Waterside agreed to surrender for cancellation 54,396 shares of Avery's common stock, warrants to purchase for $10.00 per share up to 15,000 shares of Avery's common stock and warrants to purchase for $12.00 per share 5,105 shares of Avery's common stock held by it. Alan J. Lindauer, a director of Avery, is a director and the President and Chief Executive Officer of Waterside.

   We paid Thurston Group $96,070 in 2001 for the rental of office space occupied by our corporate staff in Chicago, Illinois. Patrick J. Haynes, III, a director and the Chairman of the Board, President and Chief Executive Officer of Avery, is a principal and the Senior Managing Director of Thurston Group.

                                    PART IV

Item 13.  Exhibits and Reports on Form 8-K

(a)  Exhibits

   The exhibits required to be furnished pursuant to Item 13(a) are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

(b)  Reports on Form 8-K

   The following reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 2001:

   Current Report on Form 8-K dated November 20, 2001, filed December 4, 2001.

   Current Report on Form 8-K/A dated August 3, 2001, filed October 17, 2001.

                                  SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               AVERY COMMUNICATIONS, INC.


                                               By:   /s/  THOMAS C. RATCHFORD
                                                   -----------------------------
                                                        Thomas C. Ratchford
                                                          Vice President,
                                                     Chief Financial Officer,
                                                      Secretary and Treasurer

Date:  April 1, 2002

   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                       Title                  Date
          ---------                       -----                  ----

 /s/  PATRICK J. HAYNES, III  Director, Chairman of the     April 1, 2002
-----------------------------   Board
   Patrick J. Haynes, III

  /s/  THOMAS C. RATCHFORD    Director, Vice President,     April 1, 2002
-----------------------------   Chief Financial Officer and
     Thomas C. Ratchford        Secretary (Principal
                                Accounting Officer)

   /s/  MICHAEL J. LABEDZ     Director, Vice President and  April 1, 2002
-----------------------------   Chief Operating Officer
      Michael J. Labedz

    /s/  NORMAN M. PHIPPS     Director                      April 1, 2002
-----------------------------
      Norman M. Phipps

    /s/  J. ALAN LINDAUER     Director                      April 1, 2002
-----------------------------
      J. Alan Lindauer

  /s/  ROBERT T. ISHAM, JR.   Director                      April 1, 2002
-----------------------------
    Robert T. Isham, Jr.

----------------------------- Director                      April __, 2002
   Adm. Leighton W. Smith

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                                                                    Page
                                                                    ----

       Report of Independent Certified Public Accountants.......... F-1

       Financial Statements:

          Consolidated Balance Sheets.............................. F-2

          Consolidated Statements of Operations.................... F-4

          Consolidated Statement of Stockholders' Equity (Deficit). F-5

          Consolidated Statements of Cash Flows.................... F-6

       Notes to Consolidated Financial Statements.................. F-7

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Avery Communications, Inc.


   We have audited the accompanying consolidated balance sheets of Avery Communications, Inc., and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Primal Solutions, Inc., a consolidated subsidiary as of and for the year ended December 31, 2000, which statements reflect total assets of $12,985,492 as of December 31, 2000, and total revenue of $9,515,805 for the year ended December 31, 2000. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for Primal Solutions, Inc. is based solely on the report of the other auditors.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, based on our report and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avery Communications, Inc. and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

                                                /s/ KING GRIFFIN & ADAMSON P.C.

Dallas, Texas
March 20, 2002

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                   December 31, December 31,
                                     ASSETS                                            2001         2000
                                     ------                                        ------------ ------------
Current assets:
   Cash and cash equivalents...................................................... $ 5,422,202  $ 6,719,888
   Trade accounts and notes receivable, net of allowance for doubtful accounts of
     $242,000.....................................................................   3,231,166    1,414,249
   Advance payment receivables....................................................   1,794,352    1,797,634
   LEC billing and collection fees receivable.....................................   4,948,502    4,561,600
   Other receivables..............................................................      94,376      210,227
   Receivable from OAN............................................................   2,113,056           --
   Deferred tax asset.............................................................   1,090,690      565,562
   Deposits with LEC's............................................................     933,618           --
   Other current assets...........................................................      53,354       29,661
   Net current assets of discontinued operations..................................          --      669,620
                                                                                   -----------  -----------
          Total current assets....................................................  19,681,316   15,968,441
                                                                                   -----------  -----------
Property and equipment:
   Computer equipment and software................................................   5,718,172    1,282,988
   Furniture and fixtures.........................................................     500,003      322,023
   Accumulated depreciation and amortization......................................  (1,379,877)    (784,168)
                                                                                   -----------  -----------
          Total property and equipment, net.......................................   4,838,298      820,843
                                                                                   -----------  -----------
Other assets:
   Goodwill, net of accumulated amortization of $1,263,429 and $1,001,725.........   5,577,735    2,753,892
   Investments in affiliates......................................................      30,100    1,519,000
   Deposits with LEC's............................................................   2,236,983    2,746,869
   Purchased contracts, net of accumulated amortization of $339,996 and
     $328,225.....................................................................      14,267       26,038
   Notes receivable due from related parties, net of allowance of $1,210,800 at
     December 31, 2001............................................................     752,700    4,046,772
   Capitalized financing fees.....................................................     718,299           --
   Other assets...................................................................      43,036       14,554
   Net long-term assets of discontinued operations................................          --    7,746,836
                                                                                   -----------  -----------
          Total other assets......................................................   9,373,120   18,853,961
                                                                                   -----------  -----------
          Total assets............................................................ $33,892,734  $35,643,245
                                                                                   ===========  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

                                                                                                    December 31, December 31,
                          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                2001         2000
                          ----------------------------------------------                            ------------ ------------
Current liabilities:
   Current notes payable........................................................................... $        --  $     6,667
   Line of credit..................................................................................   2,607,705           --
   Trade accounts payable..........................................................................   5,144,763    4,117,671
   Accrued liabilities.............................................................................   4,306,386    3,323,874
   Current portion of customer cure liability......................................................     317,701           --
   Income taxes payable............................................................................     163,994      314,547
   Deposits and other payables related to customers................................................  20,271,174   18,594,786
                                                                                                    -----------  -----------
         Total current liabilities.................................................................  32,811,723   26,357,545
                                                                                                    -----------  -----------
Non-current liabilities:
   Long-term notes payable due to related party....................................................     680,681      333,475
   Customer cure liability - long-term portion.....................................................   1,576,021           --
                                                                                                    -----------  -----------
         Total non-current liabilities.............................................................   2,256,702      333,475
                                                                                                    -----------  -----------
Redeemable preferred stock:
   Series A; $0.01 par value, 391,667 shares authorized, issued and outstanding (liquidation
    preference of $391,667)........................................................................     391,667      391,667
   Series B; $0.01 par value, 390,000 shares authorized, issued and outstanding (liquidation
    preference of $390,000)........................................................................     390,000      390,000
   Series C; $0.01 par value, 40,000 shares authorized, issued and outstanding (liquidation
    preference of $40,000).........................................................................      40,000       40,000
   Series D; $0.01 par value, 1,500,000 authorized, issued and outstanding (liquidation
    preference of $1,500,000)......................................................................   1,500,000    1,500,000
   Series E; $0.01 par value, 0 and 350,000 shares authorized, issued and outstanding at
    December 31, 2001 and December 31, 2000, respectively (liquidation preference of $0 and
    $350,000 at December 31, 2001 and December 31, 2000, respectively).............................          --      350,000

                                                                                                    -----------  -----------
         Total redeemable preferred stock..........................................................   2,321,667    2,671,667

                                                                                                    -----------  -----------

Commitments and contingencies (Notes 8 and 14).....................................................          --           --

Stockholders' equity (deficit):
   Preferred stock (20,000,000 shares authorized):
      Series G; $0.01 par value, 2,150,493 and 7,126,894 shares authorized, issued and outstanding at December 31, 2001 at December 31, 2000, respectively (liquidation preference of $21,505 and $71,269 at December 31, 2001 and December 31, 2000
       respectively)...............................................................................      21,505       71,269
      Series H; $0.01 par value, 1,600,000 and 0 shares authorized, issued and outstanding at
       December 31, 2001 and December 31, 2000, respectively (liquidation preference of
       $1,600,000 and $0 at December 31, 2001 and December 31, 2000, respectively).................      16,000           --
      Series I; $0.01 par value, 500,000 and 0 shares authorized, issued and outstanding at
       December 31, 2001 and December 31, 2000, respectively (liquidation preference of
       $500,000 and $0 at December 31, 2001 and December 31, 2000, respecively)....................       5,000           --
Common stock: $0.01 par value, 20,000,000 shares authorized, 1,267,955 and 12,461,230 (prior to 1 for 8 reverse stock split) shares issued at December 31, 2001 and December 31, 2000,
 respectively......................................................................................      12,680      124,613
Additional paid-in capital.........................................................................   6,639,337   15,752,226
Accumulated deficit................................................................................  (9,055,012)  (6,539,013)
Treasury stock, 101,396 and 1,215,216 (prior to 1 for 8 reverse stock split) shares at December 31,
 2001 and 2000, respectively, at cost..............................................................     (58,440)  (2,036,801)
Subscription notes receivable......................................................................  (1,078,428)  (1,091,736)

                                                                                                    -----------  -----------
         Total stockholders' equity (deficit)......................................................  (3,497,358)   6,280,558

                                                                                                    -----------  -----------
         Total liabilities and stockholders' equity (deficit)...................................... $33,892,734  $35,643,245

                                                                                                    ===========  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                   For the Year Ended
                                                                                      December 31,
                                                                               --------------------------
                                                                                   2001          2000
                                                                               ------------  ------------
Revenues...................................................................... $ 41,915,531  $ 36,475,177
Cost of revenues..............................................................  (29,979,882)  (25,783,816)
                                                                               ------------  ------------
       Gross profit...........................................................   11,935,649    10,691,361
                                                                               ------------  ------------
       Operating expenses.....................................................  (10,589,576)   (7,496,469)
       Advance funding program income and costs, net..........................      175,242       126,655
                                                                               ------------  ------------
       Total..................................................................  (10,414,334)   (7,369,814)
                                                                               ------------  ------------
       Operating income.......................................................    1,521,315     3,321,547
                                                                               ------------  ------------
Other income (expense):
   Interest expense...........................................................      (68,812)     (133,120)
   Interest income............................................................      343,278       448,340
   Write-off of investment in affiliate.......................................   (2,361,405)           --
   Write-off of notes receivable from related parties.........................     (930,608)           --
   Other, net.................................................................     (136,786)           --
                                                                               ------------  ------------
       Total other income (expense), net......................................   (3,154,333)      315,220
                                                                               ------------  ------------
Income (loss) from continuing operations before provision for income taxes and
  discontinued operations.....................................................   (1,633,018)    3,636,767
Income tax benefit (expense)..................................................     (216,945)   (1,313,518)
                                                                               ------------  ------------
Income (loss) from continuing operations......................................   (1,849,963)    2,323,249
Loss from discontinued operations (less applicable income tax benefit of
  $345,000 and $1,429,970)....................................................     (666,036)   (3,700,487)
                                                                               ------------  ------------
       Net loss............................................................... $ (2,515,999) $ (1,377,238)
                                                                               ============  ============
Net loss attributable to common stockholders.................................. $ (2,969,714) $ (1,661,021)
                                                                               ============  ============

Per share data:
Basic net loss per share:
Continuing operations income (loss)........................................... $      (1.81) $       1.76
Discontinued operations.......................................................        (0.52)        (3.20)
                                                                               ------------  ------------
Net loss...................................................................... $      (2.33) $      (1.44)
                                                                               ============  ============
Diluted net loss per share:
Continuing operations income (loss)........................................... $      (1.81) $       1.12
Discontinued operations.......................................................        (0.52)        (1.84)
                                                                               ------------  ------------
Net loss...................................................................... $      (2.33) $      (0.72)
                                                                               ============  ============
Weighted average number of common shares outstanding:
   Basic common shares........................................................    1,274,687     1,160,141
                                                                               ============  ============
   Diluted common shares......................................................    1,274,687     2,044,082
                                                                               ============  ============


  The accompanying notes are an integral part of these consolidated financial statements.

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                    Preferred Stock        Common Stock      Additional   Subscription
                                                 --------------------  --------------------   Paid-In        Notes
                                                   Shares     Amount     Shares     Amount    Capital      Receivable
                                                 ----------  --------  ----------  --------  -----------  ------------
Balance at December 31, 1999....................  6,600,373  $ 66,004   9,803,949  $ 98,039  $12,306,164  $        --
Reclassification of preferred stock series A, B,
 C, D, E to redeemable preferred stock.......... (2,671,667)  (26,717)                        (2,644,950)
Payment of preferred stock dividend.............                                                (284,892)
Issuance of shares for cash in connection with
 exercise of warrants...........................                          917,907     9,180      511,687
Issuance of shares in connection with exercise
 of warrants and options for notes receivable
 including compensation cost of $848,288........                        1,674,041    16,741    1,923,283   (1,091,736)
Partial conversion of preferred stock to
 common stock...................................    (38,333)     (383)     15,333       153          230
Release of HBS escrow shares--earn-out
 agreement......................................                                                  90,000
Granting of warrants for services...............                                                 239,819
Issuance of shares for services.................                           50,000       500       68,250
Treasury stock received in settlement...........
Preferred stock issued in connection with
 Primal Systems, Inc. settlement and related
 anticipated spin-off...........................  3,236,521    32,365                          3,542,635
Net loss........................................
                                                 ---------------------------------------------------------------------
Balance at December 31, 2000....................  7,126,894    71,269  12,461,230   124,613   15,752,226   (1,091,736)
Payment of preferred stock dividend.............                                                (486,905)
Redemption of preferred stock in connection
 with Primal Systems, Inc. spin-off............. (4,976,401)  (49,764)                        (4,926,637)
Record the Primal Solutions, Inc. spin-off......                                              (2,465,547)
Options purchased with cash.....................                                                (126,622)
Preferred stock issued for cash.................  2,100,000    21,000                          1,974,000
Payment on subscription note receivable.........                                                               13,308
Issuance of shares for services.................                           80,000       800       50,508
Purchase of treasury stock for cash.............
Treasury stock cancelled........................                       (2,399,154)  (23,992)  (3,220,427)
Reflect 1 for 8 reverse stock split.............                       (8,874,121)  (88,741)      88,741
Treasury stock received in settlement of notes
 payable........................................
Net loss........................................
                                                 ---------------------------------------------------------------------
Balance at December 31, 2001....................  4,250,493  $ 42,505   1,267,955  $ 12,680  $ 6,639,337  $(1,078,428)
                                                 =====================================================================

                                                      Treasury Stock
                                                 -----------------------  Accumulated
                                                   Shares      Amount       Deficit       Total
                                                 ----------  -----------  -----------  -----------
Balance at December 31, 1999....................  1,176,916  $(1,981,999) $(5,161,775) $ 5,326,433
Reclassification of preferred stock series A, B,
 C, D, E to redeemable preferred stock..........                                        (2,671,667)
Payment of preferred stock dividend.............                                          (284,892)
Issuance of shares for cash in connection with
 exercise of warrants...........................                                           520,867
Issuance of shares in connection with exercise
 of warrants and options for notes receivable
 including compensation cost of $848,288........                                           848,288
Partial conversion of preferred stock to
 common stock...................................                                                --
Release of HBS escrow shares--earn-out
 agreement......................................                                            90,000
Granting of warrants for services...............                                           239,819
Issuance of shares for services.................                                            68,750
Treasury stock received in settlement...........     38,300      (54,802)                  (54,802)
Preferred stock issued in connection with
 Primal Systems, Inc. settlement and related
 anticipated spin-off...........................                                         3,575,000
Net loss........................................                           (1,377,238)  (1,377,238)

Balance at December 31, 2000....................  1,215,216   (2,036,801)  (6,539,013)   6,280,558
Payment of preferred stock dividend.............                                          (486,905)
Redemption of preferred stock in connection
 with Primal Systems, Inc. spin-off.............                                        (4,976,401)
Record the Primal Solutions, Inc. spin-off......                                        (2,465,547)
Options purchased with cash.....................                                          (126,622)
Preferred stock issued for cash.................                                         1,995,000
Payment on subscription note receivable.........                                            13,308
Issuance of shares for services.................                                            51,308
Purchase of treasury stock for cash.............  1,230,938   (1,217,102)               (1,217,102)
Treasury stock cancelled........................ (2,399,154)   3,244,419                        --
Reflect 1 for 8 reverse stock split.............                                                --
Treasury stock received in settlement of notes
 payable........................................     54,396      (48,956)                  (48,956)
Net loss........................................                           (2,515,999)  (2,515,999)

Balance at December 31, 2001....................    101,396  $   (58,440) $(9,055,012) $(3,497,358)


  The accompanying notes are an integral part of this consolidated financial statement.

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Year Ended December 31,
                                                                                  ------------------------
                                                                                     2001
                                                                                  -----------
Cash flows from operating activities:
 Net loss........................................................................ $(2,515,999)
 Loss from discontinued operations...............................................     666,036
 Adjustments to reconcile net loss to net cash provided by operating activities from continuing operations net of effects of acquisitions:
    Provision for bad debt expense...............................................          --
    Provision for uncollectable related party notes receivable...................   1,627,589
    Amortization of loan discounts...............................................       9,952
    Deferred income taxes........................................................    (525,028)
    Depreciation and amortization................................................     869,184
    Compensation in connection with exercise of options..........................          --
    Warrants issued in connection with services performed........................          --
    Compensation and services paid in stock......................................      51,308
    Treasury stock received in settlement........................................          --
    Option buyback costs.........................................................      88,378
    Write off of investment in affiliate.........................................   2,361,405
    Change in operating assets and liabilities:
       Trade accounts receivable.................................................  (1,732,617)
       Advance payment receivables...............................................       3,282
       Other current assets......................................................     (23,693)
       Deposits..................................................................    (355,349)
       Other receivables.........................................................     816,744
       Trade accounts payable and accrued liabilities............................   1,693,328
       Income taxes payable......................................................    (150,653)
       Deposits and other payables related to customers..........................  (1,671,792)
       Other assets..............................................................     (28,482)
                                                                                  -----------
       Net cash provided by continuing operations................................   1,183,593
         Net cash provided by (used in) discontinued operations..................     308,472
                                                                                  -----------
         Net cash provided by operations.........................................   1,492,065
                                                                                  -----------
Cash flows from investing activities:
 Purchase of contracts...........................................................          --
 Purchase of property and equipment..............................................    (200,711)
 Amounts loaned for notes receivable to related parties..........................  (3,025,905)
 Purchase of OAN Services, Inc. net assets.......................................  (1,615,666)
 Purchase of Qorus, Inc. net assets..............................................    (116,708)
 Purchase of investments in affiliates...........................................     (11,100)
                                                                                  -----------
         Net cash used in investing activities...................................  (4,970,090)
                                                                                  -----------
Cash flows from financing activities:
 Redemption of preferred shares from related party...............................    (350,000)
 Proceeds from line of credit....................................................   2,607,705
 Proceeds from notes payable.....................................................     210,000
 Purchase of options for cash from a related party...............................    (215,000)
 Cash paid for financing fees....................................................    (160,000)
 Cash paid for treasury stock....................................................      (9,484)
 Cash paid for treasury stock from related party.................................  (1,207,617)
 Payment on notes payable........................................................    (216,668)
 Payment of preferred stock dividends............................................    (486,905)
 Issuance of shares of common and preferred stock for cash.......................   1,995,000
 Payment received on subscription notes receivable...............................      13,308
                                                                                  -----------
         Net cash provided by financing activities...............................   2,180,339
                                                                                  -----------
Increase (decrease) in cash and cash equivalents.................................  (1,297,686)
Cash and cash equivalents at beginning of year...................................   6,719,888
                                                                                  -----------
Cash and cash equivalents at end of year......................................... $ 5,422,202
                                                                                  ===========
Supplemental disclosures:
 Interest paid................................................................... $    72,427
                                                                                  ===========
 Income taxes paid............................................................... $   560,066
                                                                                  ===========
Schedule of non-cash financing and investing transactions:
 Release of HBS escrow shares--employment and earn-out-agreements................ $        --
                                                                                  ===========
 Issuance of common stock for services........................................... $    51,308
                                                                                  ===========
 Issuance of notes receivable for common stock................................... $        --
                                                                                  ===========
 Issurance of preferred stock in connection with Primal
  Systems, Inc. settlement and related anticipated spin-off...................... $        --
                                                                                  ===========
 Purchase price for Aelix paid with receivable................................... $ 4,064,500
                                                                                  ===========
 Treasury stock received for notes payable....................................... $    48,956
                                                                                  ===========
 Note issued for refinancing, purchase of stock and financing fees............... $   680,681
                                                                                  ===========
 Redemption of preferred stock in connection with Primal Solutions, Inc. spin-off $ 4,926,637
                                                                                  ===========


                                                                                     2000
                                                                                  -----------
Cash flows from operating activities:
 Net loss........................................................................ $(1,377,238)
 Loss from discontinued operations...............................................   3,700,487
 Adjustments to reconcile net loss to net cash provided by operating activities from continuing operations net of effects of acquisitions:
    Provision for bad debt expense...............................................      54,000
    Provision for uncollectable related party notes receivable...................          --
    Amortization of loan discounts...............................................       8,280
    Deferred income taxes........................................................    (191,476)
    Depreciation and amortization................................................     598,506
    Compensation in connection with exercise of options..........................     848,288
    Warrants issued in connection with services performed........................     239,819
    Compensation and services paid in stock......................................     158,750
    Treasury stock received in settlement........................................     (54,802)
    Option buyback costs.........................................................          --
    Write off of investment in affiliate.........................................          --
    Change in operating assets and liabilities:
       Trade accounts receivable.................................................    (654,660)
       Advance payment receivables...............................................   5,012,615
       Other current assets......................................................  (3,048,212)
       Deposits..................................................................      12,000
       Other receivables.........................................................          --
       Trade accounts payable and accrued liabilities............................     495,230
       Income taxes payable......................................................      58,874
       Deposits and other payables related to customers..........................   4,056,305
       Other assets..............................................................      15,830
                                                                                  -----------
       Net cash provided by continuing operations................................   9,932,596
         Net cash provided by (used in) discontinued operations..................  (3,813,087)
                                                                                  -----------
         Net cash provided by operations.........................................   6,119,509
                                                                                  -----------
Cash flows from investing activities:
 Purchase of contracts...........................................................      (7,500)
 Purchase of property and equipment..............................................    (206,393)
 Amounts loaned for notes receivable to related parties..........................  (3,646,772)
 Purchase of OAN Services, Inc. net assets.......................................          --
 Purchase of Qorus, Inc. net assets..............................................          --
 Purchase of investments in affiliates...........................................  (1,519,000)
                                                                                  -----------
         Net cash used in investing activities...................................  (5,379,665)
                                                                                  -----------
Cash flows from financing activities:
 Redemption of preferred shares from related party...............................          --
 Proceeds from line of credit....................................................          --
 Proceeds from notes payable.....................................................
 Purchase of options for cash from a related party...............................          --
 Cash paid for financing fees....................................................          --
 Cash paid for treasury stock....................................................          --
 Cash paid for treasury stock from related party.................................          --
 Payment on notes payable........................................................          --
 Payment of preferred stock dividends............................................    (284,892)
 Issuance of shares of common and preferred stock for cash.......................     520,867
 Payment received on subscription notes receivable...............................          --
                                                                                  -----------
         Net cash provided by financing activities...............................     235,975
                                                                                  -----------
Increase (decrease) in cash and cash equivalents.................................     975,819
Cash and cash equivalents at beginning of year...................................   5,744,069
                                                                                  -----------
Cash and cash equivalents at end of year......................................... $ 6,719,888
                                                                                  ===========
Supplemental disclosures:
 Interest paid................................................................... $   138,508
                                                                                  ===========
 Income taxes paid............................................................... $   174,588
                                                                                  ===========
Schedule of non-cash financing and investing transactions:
 Release of HBS escrow shares--employment and earn-out-agreements................ $    90,000
                                                                                  ===========
 Issuance of common stock for services........................................... $    68,750
                                                                                  ===========
 Issuance of notes receivable for common stock................................... $ 1,091,736
                                                                                  ===========
 Issurance of preferred stock in connection with Primal
  Systems, Inc. settlement and related anticipated spin-off...................... $ 3,575,000
                                                                                  ===========
 Purchase price for Aelix paid with receivable................................... $        --
                                                                                  ===========
 Treasury stock received for notes payable....................................... $        --
                                                                                  ===========
 Note issued for refinancing, purchase of stock and financing fees............... $        --
                                                                                  ===========
 Redemption of preferred stock in connection with Primal Solutions, Inc. spin-off $        --
                                                                                  ===========

 The accompanying notes are an intergral part of these consolidated financial statements.

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  General and Summary of Significant Accounting Principles

Business Activity

   Avery Communications, Inc. ("Avery"), a Delaware corporation, provides services through its operating subsidiaries, Hold Billing Services Company ("HBS"), ACI Billing Services, Inc. ("ABS"), Aelix, Inc. ("Aelix"). Avery Communications, Inc. and its subsidiaries are collectively referred to as the "Company."

   HBS provides billing and collection clearinghouse services to its telecommunications customers. Billing and collection services are performed by Local Exchange Carriers ("LEC's"), which HBS administers pursuant to long-term contracts. HBS currently operates under contracts with all regional bell operating companies and various other independents. The contracts give HBS the capability of billing in 49 states and the District of Columbia.

   Avery acquired OAN Services, Inc. effective August 3, 2001 in a purchase transaction, and its operations are included in the accompanying financial statements from August 3, 2001. OAN Services, Inc. was a competitor to HBS and is also in the billing and collections clearinghouse business.

   Avery acquired Aelix effective November 20, 2001 in a purchase transaction, and its operations are included in the accompanying financial statements from November 20, 2001. Aelix provides intelligent message communications services to enterprises, notably in the travel and hospitality sectors. Its services enable users to improve their customer relationships and their supply and demand chain management while reducing expenses.

   Avery acquired PSI effective September 30, 2000 in a purchase transaction, and its operations are included in the accompanying financial statements from October 1, 2000. On August 1, 2000, the board of directors approved the spin-off of PSI. The spin-off of PSI was effective on February 12, 2001 and the operations of PSI are included in the accompanying financial statements through that date. Accordingly, the operations of PSI have been reflected as discontinued operations in the accompanying financial statements for all periods presented. Through PSI and its subsidiary, Primal Billing Solutions, the Company provided computer software programming, customization, program maintenance and product marketing for a variety of software languages and platforms.

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

Property and Equipment

   Property and equipment are stated at cost. Depreciation and amortization are provided on the straight-line method over the assets' estimated useful life of five to seven years. Depreciation and amortization of property and equipment from continuing operations for the years ended December 31, 2001 and 2000 was $570,403 and $294,633, respectively. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized.

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

Long-Lived Assets

   The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of. In accordance with SFAS No. 121, long-lived assets are reviewed when events or changes in circumstances indicate that their carrying value may not be recoverable. These evaluations include comparing the future undiscounted cash flows of such assets to the carrying value. If the carrying value exceeds the future undiscounted cash flows, the assets are written-down to their fair value.

Goodwill

   Goodwill results from the difference between the purchase price paid and liabilities assumed by Avery over the estimated fair market value of assets of HBS and Aelix and subsequent increases to goodwill resulting from earn out payments for the HBS acquisition. Initial goodwill for HBS is being amortized using the straight-line method over 15 years with additional goodwill from earn out payments being amortized over the remaining goodwill life. The Company will discontinue amortizing goodwill effective January 1, 2002 in accordance with FAS 142 (see Recent Accounting Pronouncements). On an on-going basis, management reviews recoverability and the valuation and amortization of goodwill. As a part of this review, the Company considers the undiscounted projected future net cash flows in evaluating the goodwill. If the undiscounted future net cash flows were less than the stated value, goodwill would be written down to fair value.

   Amortization of goodwill from HBS for the years ended December 31, 2001 and 2000 was $244,704 and $251,856, respectively.

Investments

   At December 31, 2001, investments consist of common stock of $30,100 in a related public company (See Note 4). This investment is recorded at cost which approximates fair value. The balance as of December 31, 2000 consists primarily of preferred stock in a related private company recorded at cost adjusted to fair value.

Purchased Contracts

   The direct costs of acquiring billing and collection contracts with LEC's are capitalized and amortized straight-line over the contract life, generally three to five years. Amortization of LEC contracts from continuing operations for the years ended December 31, 2001 and 2000 was $11,771 and $52,017, respectively.

Capitalized Financing Fees

   Capitalized financing fees are amortized over the life of the related loans ranging from three to five years.

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

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

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

   Advance Funding Programs--The Company offers participation in advance funding to qualifying customers through its advance payment program. Under the terms of the agreements, the Company purchases the customer's accounts receivable for an amount equal to the face amount of the billing records submitted to the LEC by the Company, less various items including costs and expenses on previous billing records, financing fees, LEC charges, rejects and other similar items. The Company advances 50% to 75% of the purchased amount. The purchased accounts receivable are recorded at the net amount advanced to customers (as Advance payment receivables). Financing charges are assessed until the Company recoups its initial payment.

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

Stock Based Compensation

   The Company accounts for common stock issued to employees in accordance with Accounting Principles Board Opinion No. ("APB 25"), "Accounting for Stock Issued to Employees." Under APB 25, the Company recognizes compensation expense as shares are earned under terms of various employment agreements based on the fair value of the common stock.

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

   The Company accounts for common stock issued to non-employees using Financial Accounting Standard No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation," and the provisions of Emerging Issues Task Force No. 96-18 ("EITF 96-18"), Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is a more reliable measurement. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counter party's performance is complete or the date on which it is probable that performance will occur.

   The Company accounts for employee stock options in accordance with APB 25, under which the Company recognizes no compensation expense related to employee stock options when options are granted with exercise prices at or above the estimated fair value of the stock on the date of grant. The Company provides the supplemental disclosures required by FAS 123 and EITF 96-18 for equity instruments granted to non-employees.

Net Income Loss Per Common Share

   Net loss per common share is computed by dividing the net loss, increased by preferred stock dividends earned of $453,715 and $283,783 for the years ended December 31, 2001 and 2000, respectively, by the weighted average number of shares of common stock outstanding during the respective periods. The effect of the preferred stock dividend on the net loss per common share was $0.36 and $0.24 per weighted average common share outstanding for the years ended December 31, 2001 and 2000 respectively. Diluted earnings per share include the effect of all dilutive options and warrants and instruments convertible into common stock. During the year ended December 31, 2000, the effect of outstanding warrants and options and convertible securities on the computation of net loss per share was dilutive and, therefore, was included in the computation of diluted weighted average shares. During the year ended
December 31, 2001, the effect of outstanding warrants and options and convertible securities on the computation of net loss per share was anti-dilutive and, therefore, was not included in the computation of diluted weighted average shares.

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

Fair Value of Financial Instruments

   The recorded amounts of financial assets and liabilities at December 31, 2001 and 2000 approximate fair value based on the Company's current borrowing rate or due to the relatively short period of time between origination of the instruments and their expected realization.

Reclassifications

   During 2001, the Company began recording LEC billing and collection fees as a receivable. Previously this amount was recorded as an offset to amounts payable to its customers included under Deposits and other Payables related to customers. Accordingly at December 31, 2000 the Company has reclassified $4,561,600 of LEC billing and collection fees which has the effect of increasing current assets and liabilities by this amount.

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

Recent Accounting Pronouncements

   In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 supercedes FAS 121, "Accounting for Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("FAS 121") and the accounting and reporting provisions of the Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." FAS 144 establishes a single accounting model, based on the framework established by FAS 121, for long-lived assets to be disposed of by sale and resolved significant implementation issues related to FAS 121. FAS 144 retains the requirements of FAS 121 to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and measure an impairment loss as the difference from its undiscounted cash flows and measure an impairment loss as the difference between the carrying amount and the fair value of the asset. FAS 144 excludes goodwill from its scope, describes a probability-weighted cash flow estimation approach, and establishes a "primary-asset" approach to determine the cash flow estimation period for groups of assets and liabilities. FAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The Company believes the adoption of FAS 144 will not have a material impact on its financial position or results of operations.

   In July, 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). Under the new rules, goodwill and intangible assets that are deemed to have indefinite lives are no longer amortized but are reviewed annually for impairment. The provisions of FAS 142 are required for fiscal years beginning after December 15, 2001. The Company will apply new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in a decrease in amortization of goodwill of $158,000 per year ($0.12 per share in 2001). During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the results of operations or financial position of the Company.

   In July 2001 the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and prohibits the use of the pooling-of-interest method. The Company adopted SFAS No. 141 in the third quarter of 2001. The adoption of SFAS No. 141 had no material effect on the Company's results of operations or financial position.

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

2. Acquisitions

  The OAN Acquisition

   On August 3, 2001, the Company, through its wholly owned subsidiary, ACI Billing Services, Inc. ("ACI"), completed the acquisition of certain assets from OAN Services, Inc. ("OAN"). The Company completed the acquisition to increase the volume of call records processed, which is expected to increase revenue and profitability. The results of operations of the acquired business is included in the Company's results of operations from the date of the acquisition. OAN is located in Northridge, California and was a competitor to the Company's local exchange carrier billing clearinghouse business, HBS. The net assets purchased and liabilities assumed as of August 3, 2001 are as follows:

      Assets
         LEC billing and collection fee receivable............ $1,343,124
         Fixed assets.........................................  3,401,388
                                                               ----------
             Total assets..................................... $4,744,512
                                                               ==========
      Liabilities
         Accrued LEC billing and collection fees.............. $2,111,567
         Customer bad debt reserves...........................    657,113
         Customer termination reserves........................    579,500
         Customer cure liability payble directly to customers.  1,893,722
                                                               ----------
             Total liabilities................................ $5,241,902
                                                               ==========

   The Company paid $1,615,666 including acquisition costs of $507,000 for the purchased assets and liabilities assumed.

   The purchase contract additionally provides for the acquisition of up to $7.2 million of deposits held by the LECs. The Company plans to consummate the purchase of these deposits for cash when the LECs determine the amounts which can be conveyed to the Company. As of December 31, 2001, the Company had not acquired any deposits because the LECs have not yet determined the amount which can be conveyed to the Company.

   At December 31, 2001, the Company has recorded a receivable from OAN in the amount of $2.1 million, which is the excess of consideration paid over the actual assets and liabilities transferred to it by December 31, 2001.

   The customer cure liability represents estimated amounts payable to customers acquired by the Company. The liability is based on the ultimate volume of records which the Company processes on behalf of each customer. The Company has reflected a portion of this liability as short-term and long-term based on projected volumes in future periods.

Unaudited pro-forma financial information for the years ended December 31, 2001 and 2000 as though the OAN acquisition had occurred on January 1, 2000 is as follows:

                                                           2001         2000
                                                        -----------  -----------
Revenues............................................... $47,590,698  $53,403,708
                                                        ===========  ===========
Net income (loss) from continuing operations...........  (3,150,996) $ 1,522,135
                                                        ===========  ===========
Net income (loss) per share from continuing operations:
   Basic............................................... $     (2.83) $      1.07
                                                        ===========  ===========
   Diluted............................................. $     (2.83) $      0.65
                                                        ===========  ===========

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

  The Aelix Acquisition

   On November 20, 2001, the Company completed its acquisition of substantially all of the assets of Aelix an entity 100% owned by Qorus.com Inc. ("Qorus"). The Company's Chief Executive Officer is the controlling stockholder of Qorus and a director of Qorus. The Company intends to broaden its product offerings and use Aelix's technology and personnel to reduce costs. The aggregate purchase price of the assets was approximately $4.2 million. The 4.2 million consideration includes $4,064,000 of advances previously made to Aelix. Aelix provides electronic messaging services that enable users to send and receive secure, real time, bi-directional messages via a number of different media and devices worldwide. The net assets acquired were as follows:

    Assets
       Accounts receivable-trade................................ $   84,301
       Deposits.................................................     68,383
       Fixed Assets and software acquired.......................  1,127,773
       Goodwill.................................................  2,968,839
                                                                 ----------
           Total assets.........................................  4,249,296
                                                                 ----------
    Liabilities
       Accrued expenses.........................................     68,088
                                                                 ----------
           Total purchase price including acquisition costs..... $4,181,208
                                                                 ==========

   The Company has allocated $900,000 of value to the acquired software. The Company intends to obtain an independent appraisal of the acquired software during 2002. The purchase price allocation is subject to change, pending the appraisal.

   The Company expects the entire amount of goodwill to be deductible for federal income tax purposes.

Unaudited pro forma financial information for the years ended December 31, 2001 and 2000 as though the Aelix acquisition had occurred on January 1, 2000 is as follows:

                                                      2001         2000
                                                   -----------  -----------
    Revenues...................................... $42,413,008  $36,673,755
                                                   ===========  ===========
    Net Loss from continuing operations........... $ 6,098,682  $ 4,898,976
                                                   ===========  ===========
    Net loss per share from continuing operations:
       Basic...................................... $     (5.14) $     (4.46)
                                                   ===========  ===========
       Diluted.................................... $     (5.14) $     (2.53)
                                                   ===========  ===========

3. Discontinued Operations

  The Primal Acquisition

   In March 1999, Avery entered into a merger agreement with Primal Systems, Inc. and certain shareholders of Primal Systems, Inc. Pursuant to this agreement, Primal Systems, Inc. was purchased effective after the close of business on September 30, 1999. At the time of the merger, Avery issued 3,890,373 shares of Avery's convertible preferred stock in exchange for all of the issued and outstanding shares of Primal Systems, Inc. Of this amount, 1,945,188 shares was held in escrow, to be issued to Primal Systems, Inc.'s shareholders based upon the operating performance of Primal Systems, Inc. from August 1, 1999 through July 31, 2000. Upon meeting certain operating performance thresholds by Primal Systems, Inc. during this period, the Primal Systems, Inc. shareholders may have received up to a maximum of 4,000,000 additional shares of Avery convertible preferred stock as additional consideration for the merger. In addition, upon Primal Systems, Inc.'s satisfaction of certain

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES operating performance levels during this period, certain shareholders of Primal Systems, Inc. would have had the right in September through October, 2001 to require Avery to repurchase up to 1,550,000 shares of Avery common stock issued upon the conversion of Avery preferred stock received in the merger for the purchase price of $2.50 per share.

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

   The Company has guaranteed the payment of $1.7 million of 8% notes issued by Primal Billing Solutions prior to the date that the Company acquired Primal. During 2001, the amount of the guaranteed obligation increased by $0.1 million as the result of Primal Billing Solutions' partial deferral of interest owed under the note. Additionally, the maturity date of the loan was extended from May 2004 to December 2004.

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

   The board of directors approved the spin-off primarily due to the fact that it appears that investors will be better able to understand and value the PSI and HBS businesses in separate entities rather than being combined into one entity. The exercise and conversion price of outstanding stock warrants, options and convertible securities was adjusted to reflect the spin-off. The value of the PSI stock to be distributed was determined through an independent valuation of the PSI business. The spin-off is a taxable transaction for federal income tax purposes. As part of the transaction, the original PSI owners have received 15% and 32% of Avery and PSI, respectively, on a fully diluted basis. In addition, the former PSI shareholders have waived their right for Avery to repurchase 1,550,000 shares of their Avery stock and Avery has provided $4.0 million in working capital to PSI.

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

   Of the capital stock distributed, Avery distributed 32% to the seven original stockholders of Primal at the time of Primal's acquisition in redemption of 4,976,401 shares of the Company's Series G voting preferred stock issued to these persons in connection with the Company's acquisition of Primal. As part of the distribution, the exercise prices of Avery's outstanding options and the conversion prices of Avery's convertible securities were adjusted to reflect the distribution. As a result of such adjustments, on February 12, 2001, Avery had a total of 16,002,540 shares of common stock outstanding and reserved for issuance upon the exercise of options and the conversion of convertible securities. Accordingly, the conversion price of the Series G preferred stock was decreased from $1.00 to $0.895896, and the 2,150,493 shares of the Series G voting preferred stock held by the original Primal stockholders became convertible into an aggregate 2,400,381 shares of Avery's common stock, or 15% of the total 16,002,540 shares of Avery' common stock outstanding and reserved for issuance upon the exercise of options outstanding and the conversion of convertible securities outstanding on such date. As a result of the spin-off, the Company recorded a distribution of $7,441,948.

   The financial information contained in these financial statements present PSI as a discontinued operation due to the spin-off.

   At February 12, 2001 and December 31, 2000 the net current assets (liabilities) and net long-term assets of PSI were as follows:

                                                            February 12, December 31,
                                                                2001         2000
                                                            ------------ ------------
Current assets
   Cash.................................................... $   847,307  $ 1,844,767
   Trade accounts receivable...............................   1,971,067    1,770,317
   Other current assets....................................     217,799      312,548
                                                            -----------  -----------
       Total current assets................................   3,036,173    3,927,632
                                                            -----------  -----------
Current liabilities
   Current portion of capital lease obligations............     187,615      237,204
   Current portion of notes payable........................     448,669      512,572
   Trade accounts payable..................................     221,321      403,872
   Accrued liabilities.....................................     962,801    1,030,356
   Deferred revenue........................................   1,223,338    1,074,008
                                                            -----------  -----------
       Total current liabilities...........................   3,043,744    3,258,012
                                                            -----------  -----------
       Net current assets of discontinued operations....... $    (7,571) $   669,620
                                                            ===========  ===========
Property and equipment
   Computer equipment and software......................... $ 2,264,531  $ 2,257,142
   Furniture and fixtures..................................     115,943      115,943
   Accumulated depreciation and amortization...............    (651,711)    (571,665)
                                                            -----------  -----------
       Total property and equipment........................   1,728,763    1,801,420
                                                            -----------  -----------
Other assets and long-term liabilities
   Goodwill, net...........................................   7,062,004    7,219,072
   Capital lease obligations...............................     (75,555)     (75,555)
   Notes payable...........................................  (1,277,513)  (1,219,728)
   Other, net..............................................      56,528       21,627
                                                            -----------  -----------
       Total other assets, net.............................   5,765,464    5,945,416
                                                            -----------  -----------
       Net long-term assets of discontinued operations..... $ 7,494,227  $ 7,746,836
                                                            ===========  ===========

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

   The operating results of PSI for the year ended December 31, 2000 and the period from January 1, 2001 to February 12, 2001 (the date of the spin-off) are as follows:

                                                  Period from
                                                January 1, 2001   Year ended
                                                      to         December 31,
                                               February 12, 2001     2000
                                               ----------------- ------------
  Operating revenues..........................    $   825,417    $ 9,515,805
  Cost of revenues............................       (598,792)    (4,941,567)
                                                  -----------    -----------
     Gross profit.............................        226,625      4,574,238
  Selling, general and administrative expenses     (1,221,729)    (9,509,826)
                                                  -----------    -----------
     Loss from operations.....................       (995,104)    (4,935,588)
  Other Expense...............................        (15,932)      (194,869)
                                                  -----------    -----------
     Loss before income tax provision.........     (1,011,036)    (5,130,457)
     Income tax benefit.......................        345,000      1,429,970
                                                  -----------    -----------
         Net loss.............................    $  (666,036)   $(3,700,487)
                                                  ===========    ===========

4. Investments in affiliates

   During 2001 and 2000, the Company invested $1,995,000 ($1,500,000 in 2001 and $495,000 in 2000) in 1,995,000 preferred shares and $4,905 (in 2001) in
490,500 shares of common stock of a company for which Avery's Chief Executive Officer is also the controlling shareholder and Chief Executive Officer. During 2001, the investment was written off as worthless when the entity ceased operations.

   During 2001 and 2000, the Company also invested $30,100 ($11,100 in 2001 and $19,000 in 2000), to acquire 3,010,000 common shares in Qorus. Avery's Chief Executive Officer is the controlling stockholder and a director of Qorus (See
Note 17--Subsequent Events).

5. Notes Receivable due from Related Parties

   During prior years, the Company advanced $400,000 to an employee. This non-recourse loan was due December 9, 2001, bears interest at 9% payable monthly, and is secured by Avery and Primal common stock. The Company has fully reserved this loan to a former employee as uncollectible in 2001, based on the excess of the non-recourse loan amount over the collateral value.

   During 2001, the Company also loaned $183,272 to employees to fund taxes due on the exercise of certain options. These non-recourse loans bear interest at 6.6%, are due in October 2002 and are secured by Avery and Primal stock. The Company has fully reserved this amount as uncollectible in 2001, based on the excess of the non-recourse loan amount over the collateral value.

   During 2001, the Company also advanced $361,500 to a related entity in which it owns 1,995,000 preferred shares. This amount was written off as worthless during 2001 when the entity ceased operations.

   During 2001 and 2000, the Company also advanced $4,064,000 ($2,164,000 in 2001 and $1,900,000 in 2000) to Qorus and Aelix a 100% owned subsidiary of Qorus. These notes were used as a portion of the consideration paid in connection with Avery's purchase of net assets from Aelix. The notes bore interest varying from 10% to 12%.

   In connection with the anticipated spin-off of Primal, the Company advanced certain former PSI stockholders $1,563,500. The notes are non-recourse, bear interest at 6.6% per annum and are due in August 2002. The Company intends to extend the due date of these notes and accordingly the notes are reflected as long-term in the accompanying December 31, 2001 balance sheet. The loans are secured by the Company's 2,150,493

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES shares of Series G preferred stock, which are owned by the former PSI stockholders. During 2001, the Company established a reserve of $810,000 against those notes receivable, due to the excess of the amount due over the collateral value.

6. Short-Term Debt Obligations

   In December 2001, the Company negotiated an advanced funding program facility and a working capital facility with a financial institution in the amounts of $3,000,000 and $6,000,000, respectively. Interest is payable monthly at the prime rate plus 3% (7.75% at December 31, 2001), and the principal, if any is outstanding, is due December 2004. At December 31, 2001 $2,607,705 was outstanding under the working capital facility. There were no amounts drawn on the advance funding facility at December 31, 2001. The facilities are secured by substantially all the assets of HBS and ACI. Both agreements contain certain covenants that require the Company to maintain certain financial ratios related to cash collections and working capital as defined in the agreement, limit certain payments and transfers to affiliates and limit additional indebtedness. At December 31, 2001 the Company was in compliance with these covenants. The Company, its Chief Executive Officer and a major stockholder, which is an entity controlled by the Company's Chief Executive Officer guarantee both agreements.

7. Notes Payable

   Notes payable at December 31, 2001 and 2000 are as follows:

                                                                                  2001     2000
                                                                                -------- --------
Note payable to related party bearing interest at 8% per annum due quarterly,
  principal due December 31, 2006, unsecured................................... $680,681 $     --
Note payable to related party bearing interest at 12% per annum, principal due
  December 10, 2002, convertible to common stock at a price of $1.25 per share at any time, unsecured. Principle at December 31, 2000 is $350,000 adjusted for a discount for warrants issued in connection with the note based
  on imputed interest rate of 20%. Refinanced during 2001......................       --  333,475
Note payable to third party bearing interest at 12% per annum, payable quarterly; principle and any unpaid interest originally due September 30,
  1996, now due on demand......................................................       --    6,667
                                                                                -------- --------
                                                                                 680,681  340,142
Less current portion...........................................................       --    6,667
                                                                                -------- --------
Long-term portion.............................................................. $680,681 $333,475
                                                                                ======== ========
Principal amounts due on notes payable at December 31, are as follows:
   2002........................................................................ $     --
   2003........................................................................       --
   2004........................................................................       --
   2005........................................................................       --
   2006........................................................................  680,681
                                                                                --------
       Total................................................................... $680,681
                                                                                ========

8. Concentration of Credit Risk and Significant Customers

   At December 31, 2001, eight (8) customers represented approximately 58% of trade receivables and six (6) customers represented 92% of outstanding advanced payment receivables. At December 31, 2000, five (5) customers comprised approximately 91% of trade receivables and six (6) customers accounted for approximately 91% of outstanding advanced payment receivables. Credit risk with respect to trade accounts receivable generated through billing services is limited as the Company collects its fees through receipt of all its customers'

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES cash directly from LEC's. The credit risk with respect to the purchase of accounts receivable is reduced as the Company only advances 50% to 75% of the gross accounts receivable purchased. Management evaluates accounts receivable balances on an on-going basis and provides allowances as necessary for amounts estimated to eventually become uncollectible. In the event of complete non-performance of accounts receivable, the maximum exposure to the Company is the recorded amount shown on the balance sheet.

   Under its billing contracts with the LEC's, the Company is obligated to pay refunds due customers to the LEC's if they are assessed. Accordingly, to the extent that the Company is unable to recover refunds from its customers and to the extent that it is holding insufficient reserves of its customers to cover these refunds, the Company will be financially responsible for these refunds.

   The Company is at risk to the extent that cash held at banks exceeds the Federal Deposit Insurance Corporation insured amounts. Cash in excess of these limits amounted to approximately $3,701,000 and $6,416,000 at December 31, 2001 and 2000, respectively. The Company minimizes this risk by placing its cash with high credit quality financial institutions.

9. Stockholders' Equity (Deficit) and Redeemable Preferred Stock

   The Company had the following series of preferred stock outstanding as of December 31, 2001 and 2000.

   The preferred stock Series' A, B, C, D and E contain a conditional mandatory redemption feature and at December 31, 2001 and 2000 are classified as redeemable preferred stock in the accompanying Balance Sheet. Beginning in 1998 and continuing from year to year thereafter, once audited stockholders' equity increased by $7,000,000, as compared to the December 31, 1996 stockholders' equity balance of $1,295,437, the Company would redeem the outstanding shares in each series on or before the first September 30 following that audited balance sheet date. Each series has a liquidation preference of $1.00 per share together with all unpaid dividends. Each series also includes a conversion feature. This feature provides for the preferred stockholder to convert their shares into common stock (after giving effect to the 1 for 8 stock split and the Primal spin-off) at a revised conversion price as follows: Series A and C $12.00 per share, Series B and E $4.80 per share, and Series D $9.60 per share. The preferred stock Series D contains additional mandatory redemption provisions that are enacted based upon the sale of HBS. Series A, B, C, D and E preferred stock are automatically convertible at the earlier of 1) a vote of 2/3 of the shares of the respective series outstanding, or 2) the closing of an initial public offering of at least $40 per share and at least $7,000,000 in aggregate proceeds.

   The preferred stock Series F was participating and convertible. The participating feature entitled the holders to participate, on a "if converted" basis, in any and all dividends paid with respect to the common stock. The conversion feature associated with the Series F provided for the issuance of one share of common stock for every share of preferred Series F issued. The Series F preferred stock had a liquidation preference of $0.01 per share. In accordance with the terms of the Preliminary PSI Distribution Agreement, in August 2000, an additional 3,236,531 shares of Avery's Series F preferred stock were issued to the former PSI stockholders. Immediately subsequent to the issuance of the 3,236,521 shares, the Company exchanged all of the outstanding shares (7,126,894) of the Company's Series F preferred stock for 7,126,894 shares of the Company's Series G preferred stock, pursuant to the Preliminary PSI Distribution Agreement.

   The preferred stock Series G is identical to the Series F preferred stock except that (i) it will have one vote for each share of the Company's common stock into which it is convertible as a single class, (ii) was not entitled to participate in the distribution rights by the Company of the shares of the PSI common stock to the Company's security holders and (iii) is not convertible into the Company's common stock until the earlier of the date of the distribution or the termination of the Preliminary PSI Distribution Agreement at a conversion price of $7.17 (after giving effect to the 1 for 8 reverse stock split and the Primal spin-off).

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

   The preferred stock series H and I are convertible and voting. The convertible feature entitles the holder to convert one share of common stock for each share of preferred. The voting feature entitles each holder to one vote for each whole share of common stock. Each share has a liquidation preference of $1.00 per share together with all unpaid dividends. Holders of Series H also have the right to elect one member to the Board of Directors of the Company

   Dividends are payable, as and if declared by the Board of Directors, at an annual rate of $0.10 per share (Series A and D) and $0.12 per share (Series B, C, E, H and I), all payable quarterly. There is no dividend for either Series F or G.

   The Company completed a 1 for 8 reverse stock split to stockholders of record on November 27, 2001. Accordingly, all prior year per share amounts and the weighted average number of shares outstanding during 2001 and 2000 have been adjusted on a retroactive basis to reflect the split.

10. Income Taxes

   Income taxes for the years ended December 31, 2001 and 2000 consists of the following:

                                             2001        2000
                                           ---------  ----------
              Federal
                 Current.................. $ 735,226  $1,190,174
                 Deferred.................  (455,881)   (130,292)
                                           ---------  ----------
                     Total................   279,345   1,059,882
                                           ---------  ----------
              State
                 Current..................     6,747     314,547
                 Deferred.................   (69,147)    (61,184)
                                           ---------  ----------
                     Total................   (62,400)    253,363
                                           ---------  ----------
              Income tax expense (benefit) $ 216,945  $1,313,245
                                           =========  ==========

   A reconciliation of the federal income tax provision (benefit) based on the U.S. Corporate income tax rate of 34% for the years ended December 31, 2001 and 2000 is as follows:

                                                            2001        2000
                                                          ---------  ----------
Income tax provision (benefit) at statutory rate......... $(555,226) $1,236,500
Net operation loss utilized..............................        --     (57,460)
Change in deferred tax rate..............................        --          --
Other....................................................   (70,429)         --
Change in valuation allowance............................        --    (199,195)
State income taxes.......................................   (62,400)    167,220
Adjustments to prior year current taxes..................  (205,000)   (218,736)
Dicontinued operations...................................   345,000          --
Items permanently not deductible for Federal tax purposes   765,000     385,189
                                                          ---------  ----------
Income tax expense (benefit)............................. $ 216,945  $1,313,518
                                                          =========  ==========

   Deferred tax assets and liabilities at December 31, 2001 and 2000 are as follows:

                                                           2001      2000
                                                        ---------- --------
     Current deferred tax asset........................ $1,090,690 $565,562
     Valuation allowance for current deferred tax asset         --       --
                                                        ---------- --------
     Net current deferred tax asset.................... $1,090,690 $565,562
                                                        ========== ========

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

   The current deferred tax asset results primarily from differences in contingency and valuation reserves for financial and federal income tax reporting purposes and other amounts not currently deductible for Federal income tax reporting purposes.

11. Related Party Transactions

   In December 1997, the Company entered into a five-year $350,000 note payable with a company for which its Chief Executive Officer is also a member of the board. The note bore interest at 12%, was convertible to common stock and contained warrants for 175,000 shares of common stock at $1.50 exercise price. The outstanding note balance at December 31, 2000 was $333,475 and the note was exchanged on December 21, 2001, along with other consideration, for a new $680,681 note. The new note is a five-year $680,681 note payable with a company for which its Chief Executive Officer is also a member of Avery's board. The note bears interest at 8% and is unsecured. The outstanding note balance at December 31, 2001 is $680,681. The note was issued in exchange for the $350,000 note issued in 1997, 54,396 shares of Avery common stock and cancellation of warrants to purchase 5,000 shares of Avery common stock. The estimated amount paid in excess of the fair value of the shares and warrants of $288,299 was capitalized as financing fees.

   During December 1998, the Company advanced $400,000 to an HBS employee at 9% interest. During 2001, the Company reserved 100% of the receivable due from the former employee as uncollectible, based on the excess of the amount due under the non-recourse loan over the collateral value.

   In December 1998, Avery's Board of Directors authorized Avery to repurchase any or all of its outstanding warrants for a price of $1.00 per underlying share. In December 1998, Avery repurchased warrants held by an entity controlled by its Chief Executive Officer to purchase 100,000 shares of common stock at an exercise price of $1.50 per share. The $100,000 amount was recorded as compensation in 1998. During 1999, an additional 621,736 warrants and options with $1.50 exercise prices were repurchased from entities controlled by the Company's Chief Executive Officer for a price of $1.00 per underlying share. During 1999, $300,000 was recorded as compensation, with $321,736 being expensed as financing fees.

   At the close of business on September 30, 1999, the Company purchased Primal Systems, Inc. Mark Nielsen, who was then President and Chief Executive Officer of the Company, was also Chairman of the Board and a significant shareholder of Primal Systems at the time of the purchase. Primal was spun-off to the Company's shareholders in February 2001.

   In October 2000, the Company authorized the exercise of all outstanding options and warrants at $0.50 per underlying share. At the same time, the Company offered to finance the exercise of the options and certain warrants with notes receivable, due in 2002 at 6.6% per annum. As a result of that offer, 764,754 shares of the Company stock were acquired for cash of $387,000 and 1,674,041 shares were acquired by loans from the Company totaling $1,092,000 (which includes $685,118 to officers and directors). The subscriptions receivable amount is presented as a contra to equity in the accompanying financial statements.

   The Company invested $1,995,000 to purchase 1,995,000 preferred shares and $4,905 to purchase 490,500 shares of common stock of a company for which Avery's Chief Executive Officer is also the controlling shareholder and Chief Executive Officer. During 2001, the investment was written off as worthless after the entity ceased operations.

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

   The Company also invested $30,100 to acquire 3,010,000 common shares in Qorus, an entity in which Avery's Chief Executive Officer is the controlling stockholder and director. These shares were returned to Qorus in March 2002 (See Note 17--Subsequent Events).

   The Company also advanced $4,064,000 to Qorus and Aelix, a wholly owned subsidiary of Qorus. These notes were used as consideration in connection with Avery's purchase of net assets from Aelix.

12. Stock Options and Warrants

   In November 2001, the Company approved a 1 for 8 reverse stock split which became effective December 13, 2001. For the purposes of the financial statements, all outstanding options at January 1, 2001 and all options transactions during 2001 have been re-computed and re-priced in accordance with the reverse stock split.

   Effective September 17, 1999, the Board of Directors approved a qualified employee stock option plan for the Company (the "Plan"). Under the Plan, the Company may grant options for up to 1.5 million shares of common stock. The exercise price of each option may not be less than the fair market value of common stock at the date of grant, without approval of the Board of Directors. Options are exercisable according to the terms set out in the option agreement, not to exceed 10 years. At December 31, 2001 and 2000, there were a total of 4,664 and 53,000 (pre-reverse split) options outstanding under the Plan, respectively.

   In addition, the Company has issued stock options outside of the Plan to employees, directors and others as compensation for services provided to the Company as well as options that are non-compensatory in nature. During 2001, the Company issued 158,750 options as compensation to employees and directors. All options issued during 2001 were issued with exercise prices equal to or greater than market value. In connection with options issued to employees during 2000, a number of which had exercise prices below market value and other options previously issued that were re-priced, the Company has recorded $848,288 of compensation expense in 2000. The reduction in exercise price was contingent upon the exercise of the underlying option. In connection with options issued to service providers as compensation, the Company has recognized $0 and $239,819 of professional service costs in 2001 and 2000, respectively, estimated using the Black-Scholes pricing model.

   A summary of changes in the Company's compensatory and non-compensatory options follows:

                                        Compensatory            Non Compensatory       Combined
                                 -------------------------- ------------------------- ----------
                                                Weighted                  Weighted
                                                Average                   Average
                                  Options    Exercise Price  Options   Exercise Price  Options
                                 ----------  -------------- ---------  -------------- ----------
Outstanding at 12/31/99.........  3,242,777                 1,055,150                  4,297,927
Granted.........................    665,500      $ 1.81        29,167      $ 1.50        694,667
Purchase of option..............         --          --            --          --             --
Exercised....................... (1,770,955)     $ 1.48      (821,008)     $ 1.26     (2,591,963)
Forfeited.......................   (369,332)     $ 1.56       (50,000)     $ 3.00       (419,332)
                                 ----------                 ---------                 ----------
Outstanding at 12/31/00.........  1,767,990                   213,309                  1,981,299
                                 ==========                 =========                 ==========
Restated for reverse stock split    221,009                    26,669                    247,678
Granted.........................    158,750      $ 0.71         5,105      $12.00        163,855
Purchase of option..............                               (5,105)     $12.00         (5,105)
Exercised.......................                                                              --
Forfeited.......................   (167,595)     $15.48       (16,325)     $12.00       (183,920)
                                 ----------                 ---------                 ----------
Outstanding at 12/31/01.........    212,164                    10,344                    222,508
                                 ==========                 =========                 ==========

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

   The following table summarizes information about compensatory options outstanding at December 31, 2001:

               Options Outstanding                 Options Exercisable
           ---------------------------- -----------------------------------------
 Range of               Weighted Avg.
 Exercise    Number       Remaining     Weighted Avg.    Number    Weighted Avg.
  Prices   Outstanding Contractual Life Exercise Price Exercisable Exercise Price
  ------   ----------- ---------------- -------------- ----------- --------------
  $0.71      158,750      9.92 years        $ 0.71       158,750       $ 0.71
$12-$21.50    53,414       .87 years        $14.56        53,414        14.56

   The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB25"), in accounting for its compensatory options and has valued options issued below market value, according to their intrinsic value. Had employee compensation cost for the Company's stock options been determined consistent with FASB statement No. 123, "Accounting for Stock Based Compensation", the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                         Years ended December 31,
                                         ------------------------
                                            2001         2000
                                         -----------  -----------
             Net income (loss)
                As reported............. $(2,515,999) $(1,377,238)
                Pro forma...............  (2,628,708) $(1,704,774)
             Net income (loss) per share
                As reported
                    Basic............... $     (2.33) $     (1.44)
                    Diluted............. $     (2.33) $     (0.72)
                Pro forma
                    Basic............... $     (2.42) $     (1.72)
                    Diluted............. $     (2.42) $      (.97)

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for grants in 2001; dividend yield at 0%, expected volatility at 176% risk free interest rate of 5.5%, and an expected life of 10 years. The following assumptions were used for grants in 2000; dividend yield of 0%, expected volatility of 119%, risk free interest rate of 6.5%, and an expected life of 1-5 years.

   The weighted average fair value per share of compensatory options using the Black-Scholes pricing model issued during 2001 and 2000 was $0.71 and $0.58, respectively.

13. 401(k) Plan

   The Company initiated a 401(k) Plan ("Plan") which covers substantially all of Avery's and HBS's employees. Employees can contribute up to $10,500 for 2001 and 2000. Avery matches contributions to the Plan at $0.50 per dollar up to 4% of employee's compensation and may make additional discretionary contributions. During 2001 and 2000, $18,939 and $28,582, respectively was contributed to the Plan for the benefit of the Company's employees.

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

14.  Commitments and Contingencies

   The Company has entered into various non-cancelable operating leases related to office space. At December 31, 2001, future minimum lease payments required under the operating leases are as follows:

                    Year ended December 31,
                    2002........................ $  593,978
                    2003........................    495,709
                    2004........................    387,248
                    2005........................    225,894
                                                 ----------

                    Total minimum lease payments $1,702,829
                                                 ==========

   Rent expense for the years ended December 31, 2001 and 2000 amounted to $329,855 and $108,462, respectively.

   The Company is obligated to pay minimum usage charges over the lifetime of most LEC billing contracts. Each contract has a minimum usage amount that relates to its customers' sales volume to be processed through the LEC. The Company does not expect to incur any losses with respect to these minimum usage requirements. The remaining minimum usage for significant contracts at December 31, 2001 is as follows:

                                 Amount        Expires
                                 ------        -------
                    Contract 1 $  540,000  January 13, 2005
                    Contract 2    500,000  January 31, 2004
                    Contract 3    480,000  January 13, 2005
                    Contract 4    432,000  January 13, 2005
                    Contract 5    360,000 December 31, 2004
                    Others....  1,964,633       2002 - 2005
                               ---------- -----------------
                               $4,276,633
                               ==========

   The Company's guarantee of Primal's Billing Solutions', note payable (see note 3), which had an unpaid balance of $1,722,418 as of December 31, 2001, was unaffected by the Company's distribution of Primal's common stock to its security holders.

   The Company files consolidated sales and excise tax returns on behalf of its customers for the various municipal, state and Federal jurisdictions in which its customers do business. The Company relies on monthly tax reports it receives from the LEC's in reporting and remitting such taxes. The Company's customers are contractually obligated to reimburse the Company for any disputes with taxing authorities that may arise from filing the sales and excise tax returns on behalf of their customers. The Company is contingently liable for any such disputes or assessments if its customers are unable or unwilling to honor the contract provisions. There were no such disputes at December 31, 2001. The Company is also contingently liable for charge backs from the LEC's, to the extent such charge backs exceed customers' reserves for such charge backs. This contingent liability is increased when the Company discontinues business with a particular customer.

   On March 9, 2001, our largest customer, which accounted for 55% of the Company's call records processed in 2001, filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code in connection with the reorganization of its parent company. As of March 15, 2002, the filing has had no material adverse effect on HBS Billing Services' business relationship with this customer, and, based upon conversations between the management of the two companies, the Company does not presently anticipate that this filing will materially adversely affect the relationship with this customer in the immediate future.

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

   From time to time, we are a party to what we believe is routine litigation and proceedings that may be considered as part of the ordinary course of its business. Currently, we are is not aware of any current or pending litigation or proceedings that would have a material adverse effect on our business, results of operations or financial condition.

15.  Subscription Notes Receivables

   The Company has notes receivable to certain option and warrant holders totaling $1,078,000 and $1,092,000 as of December 31, 2001 and 2000,
respectively, in connection with the exercise of their options and warrants. The non-recourse notes receivable are secured by the Company's common stock, bear interest at 6.6% per annum and are due in October 2002. The notes have been offset against stockholders equity (deficit) in the accompanying balance sheet.

16.  Segments

   The local exchange carrier billing segment represents the third-party billing clearinghouses for the telecommunications industry. These third party clearinghouses process telephone call records and other transactions and submit them to local telephone companies for inclusion in their monthly bills to end-users. The intelligent message communication services segment, which was acquired in 2001, represents the intelligent message communications services to enterprises, notably in the travel, hospitality and trucking sectors.

   A summary of the segments' operating income (loss) and other information as of and for the year ended December 31, 2001 follows:

                                        Year Ended December 31, 2001
                                --------------------------------------------  ------------
                                                 Intelligent
                                Local Exchange     Message       Corporate
                                Carrier Billing Communications Administration Consolidated
                                --------------- -------------- -------------- ------------
Revenue........................   $41,846,978     $   68,553    $        --   $41,915,531
Depreciation and amortization..      (843,850)       (25,334)            --      (869,184)
Segment profit (loss)..........     3,188,560        (75,701)    (4,962,822)   (1,849,963)
Non-cash expenses, other than
  depreciation and amortization       (48,000)            --     (3,755,477)   (3,803,477)
Segment assets.................    27,080,867      4,400,162      2,411,705    33,892,734
Capital expenditures by segment        56,507        144,204             --       200,711

   There was only one segment in 2000. Approximately $2,000,000 of Avery's corporate office and expenses have been allocated to the local exchange carrier billing segment based on services it performed for the local exchange carrier billing segment.

17.  Subsequent Event

   In connection with our purchase of assets from Qorus in November 2001, the Company agreed to pay to Qorus an amount equal to five percent (5%) of the net after-tax income, if any, generated by the acquired intelligent message communications service business for a period of five years following the closing date. Pursuant to an agreement among the parties entered into in March 2002, the parties agreed to eliminate this royalty obligation in exchange for a cash payment in the amount of $100,000, the return of all common shares of Qorus held by Avery or its subsidiaries and the cancellation of all unexercised options to purchase common shares of Qorus held by Avery or its subsidiaries which at December 31, 2001 is stated in the Company's financial statements at $30,100.

                                 EXHIBIT INDEX

Exhibit
Number                                          Description of Document
------                                          -----------------------

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

Exhibit
Number                                          Description of Document
------                                          -----------------------

 2.14   Asset Purchase Agreement among Qorus.com, Inc., TMT Holdings, Inc., Aelix, Inc. and Avery
          Communications, Inc. dated May 29, 2001 (filed as Exhibit 10.37 to the Quarterly Report on Form
          10-QSB for the period ended June 30, 2001, filed by Qorus.com, Inc. (the "Qorus 2Q 10-QSB")
          and incorporated herein by reference thereto)

 2.15   First Amendment to Asset Purchase Agreement among Qorus.com, Inc., TMT Holdings, Inc., Aelix,
          Inc. and Avery Communications, Inc. dated October 17, 2001 (filed as Exhibit 10.56 to the
          Quarterly Report on Form 10-QSB for the period ended September 30, 2001, filed by Qorus.com,
          Inc. (the "Qorus 3Q 10-QSB") and incorporated herein by reference thereto)

 2.16   Asset Purchase Agreement among OAN Services, Inc., nTelecom Holdings Inc., OAN Services of
          Florida, Inc. and ACI Communications, Inc. dated May 25, 2001 (filed as Exhibit 2.1 to Avery's
          Current Report on Form 8-K dated August 3, 2001 (filed August 20, 2001) and incorporated herein by reference thereto)

 2.17   Management Support and Post-Petition Financing Agreement among OAN Services, Inc., nTelecom
          Holdings Inc., OAN Services of Florida, Inc. and ACI Communications, Inc. dated May 25, 2001
          (filed as Exhibit 2.2 to Avery's Current Report on Form 8-K dated August 3, 2001 (filed on
          August 20, 2001) and incorporated herein by reference thereto)

 2.18   First Amendment to Asset Purchase Agreement among OAN Services, Inc., nTelecom Holdings,
          Inc., OAN Services of Florida, Inc. and ACI Communications, Inc. dated July 27, 2001 (filed as
          Exhibit 2.3 to Avery's Current Report on Form 8-K/A dated August 3, 2001 (filed October 17,
          2001) and incorporated herein by reference thereto)

 2.19   Second Amendment to Asset Purchase Agreement among Qorus.com, Inc., TMT Holdings, Inc.,
          Aelix, Inc. and Avery Communications, Inc. dated March 15, 2002 (filed herewith)

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

 3.11   Certificate of Designations of Series I Convertible Preferred Stock (filed as Exhibit 4.2 to Avery's
          Quarterly Report on Form 10-QSB for the period ended June 30, 2001, and incorporated herein by reference thereto)

 3.12   Certificate of Amendment to the Certificate of Incorporation of Avery Communications, Inc.
          providing for a one-for-eight reverse stock split (filed as Appendix A to Avery's Information
          Statement on Schedule 14C filed on November 15, 2001, and incorporated herein by reference thereto)

Exhibit
Number                                        Description of Document
------                                        -----------------------

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

Exhibit
Number                                         Description of Document
------                                         -----------------------

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

 *10.1  Employment Agreement by and between Avery Communications, Inc. and Patrick J. Haynes, III
          dated July 1, 1998 (filed as Exhibit 10.1 to the Prior Registration Statement and incorporated herein by reference thereto)

  10.2  Stock Warrant Certificate to Patrick J. Haynes, III dated July 1, 1998 (filed as Exhibit 10.2 to the
          Prior Registration Statement and incorporated herein by reference thereto)

 *10.3  Employment and Noncompetition Agreement by and between Hold Billing Services, Ltd. and
          Harold D. Box dated November 15, 1996 (filed as Exhibit 10.3 to the Prior Registration Statement and incorporated herein by reference thereto)

 *10.4  Employment Agreement by and between Avery Communications, Inc. and Mark J. Nielsen dated
          December 1, 1998 (filed as Exhibit 10.4 to the Prior Registration Statement and incorporated herein by reference thereto)

 *10.5  Avery Communications, Inc. Stock Option to Mark J. Nielsen dated December 1, 1998 (filed as
          Exhibit 10.5 to the Prior Registration Statement and incorporated herein by reference thereto)

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

Exhibit
Number                                        Description of Document
------                                        -----------------------

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

*10.14  Avery Communications, Inc. 1999 Flexible Incentive Plan (filed as Exhibit 99.1 to Avery's
          Registration Statement on Form S-8 (File No. 333-33486) and incorporated herein by reference thereto)

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

 10.22  Note Extension, Modification and Amendment Agreement dated as of May 31, 2001, among
          Qorus.com, Inc., Aelix, Inc., Thurston Interests, LLC, Apex Investment Fund III, L.P., Apex
          Strategic Partners, LLC, Thurston Communications Corporation and Customer Care and
          Technology Holdings, Inc. (filed as Exhibit 10.38 to the Qorus 2Q 10-QSB and incorporated herein by reference thereto)

 10.23  Demand Promissory Note, dated as of March 29, 2001, payable to Thurston Communications
          Corporation by Aelix, Inc. in the original principal amount of $160,000 (filed as Exhibit 10.39 to the Qorus 2Q 10-QSB)

 10.24  Demand Promissory Note, dated as of April 12, 2001, payable to Thurston Communications
          Corporation in the original principal amount of $80,000 (filed as Exhibit 10.40 to the Qorus 2Q
          10-QSB and incorporated herein by reference thereto)

 10.25  Demand Promissory Note, dated as of April 30, 2001, payable to Thurston Communications
          Corporation by Aelix, Inc. in the original principal amount of $170,000 (filed as Exhibit 10.41 to the Qorus 2Q 10-QSB and incorporated herein by reference thereto)

Exhibit
Number                                        Description of Document
------                                        -----------------------

 10.26  Demand Promissory Note, dated as of May 11, 2001, payable to Thurston Communications
          Corporation by Aelix, Inc. in the original principal amount of $25,000 (filed as Exhibit 10.42 to the Qorus 2Q 10-QSB and incorporated herein by reference thereto)

 10.27  Demand Promissory Note, dated as of May 15, 2001, payable to Thurston Communications
          Corporation by Aelix, Inc. in the original principal amount of $75,000 (filed as Exhibit 10.43 to the Qorus 2Q 10-QSB and incorporated herein by reference thereto)

 10.28  Demand Promissory Note, dated as of May 31, 2001, payable to Thurston Communications
          Corporation by Aelix, Inc. in the original principal amount of $42,000 (filed as Exhibit 10.44 to the Qorus 2Q 10-QSB and incorporated herein by reference thereto)

 10.29  Demand Promissory Note, dated as of June 15, 2001, payable to Thurston Communications
          Corporation by Aelix, Inc. in the original principal amount of $80,000 (filed as Exhibit 10.45 to the Qorus 2Q 10-QSB and incorporated herein by reference thereto)

 10.30  Demand Promissory Note, dated as of June 28, 2001, payable to Thurston Communications
          Corporation by Aelix, Inc. in the original principal amount of $60,000 (filed as Exhibit 10.46 to the Qorus 2Q 10-QSB and incorporated herein by reference thereto)

 10.31  Demand Promissory Note, dated as of July 12, 2001, payable to Thurston Communications
          Corporation by Aelix, Inc. in the original principal amount of $85,000 (filed as Exhibit 10.47 to the Qorus 2Q 10-QSB and incorporated herein by reference thereto)

 10.32  Demand Promissory Note, dated as of July 31, 2001, payable to Thurston Communications
          Corporation by Aelix, Inc. in the original principal amount of $83,500 (filed as Exhibit 10.48 of the Quarterly Report on Form 10-QSB for the period ended September 30, 2001, filed by
          Qorus.com, Inc. (the "Qorus 3Q 10-QSB") and incorporated herein by reference thereto)

 10.33  Demand Promissory Note, dated as of August 14, 2001, payable to Thurston Communications
          Corporation by Aelix, Inc. in the original principal amount of $178,000 (filed as Exhibit 10.49 to the Qorus 3Q 10-QSB and incorporated herein by reference thereto)

 10.34  Demand Promissory Note, dated as of August 30, 2001, payable to Thurston Communications
          Corporation by Aelix, Inc. in the original principal amount of $102,500 (filed as Exhibit 10.50 to the Qorus 3Q 10-QSB and incorporated herein by reference thereto)

 10.35  Demand Promissory Note, dated as of September 13, 2001, payable to Thurston Communications
          Corporation by Aelix, Inc. in the original principal amount of $96,000 (filed as Exhibit 10.51 to the Qorus 3Q 10-QSB and incorporated herein by reference thereto)

 10.36  Demand Promissory Note, dated as of September 28, 2001, payable to Thurston Communications
          Corporation by Aelix, Inc. in the original principal amount of $90,500 (filed as Exhibit 10.52 to the Qorus 3Q 10-QSB and incorporated herein by reference thereto)

 10.37  Demand Promissory Note, dated as of October 1, 2001, payable to Thurston Communications
          Corporation by Aelix, Inc. in the original principal amount of $160,000 (filed as Exhibit 10.53 to the Qorus 3Q 10-QSB and incorporated herein by reference thereto)

 10.38  Demand Promissory Note, dated as of October 12, 2001, payable to Thurston Communications
          Corporation by Aelix, Inc. in the original principal amount of $102,000 (filed as Exhibit 10.54 to the Qorus 3Q 10-QSB and incorporated herein by reference thereto)

 10.39  Demand Promissory Note, dated as of October 16, 2001, payable to Thurston Communications
          Corporation by Aelix, Inc. in the original principal amount of $10,000 (filed as Exhibit 10.55 to the Qorus 3Q 10-QSB and incorporated herein by reference thereto)

 10.40  Demand Promissory Note, dated as of October 30, 2001, payable to Thurston Communications
          Corporation by Aelix, Inc. in the original principal amount of $72,000 (filed as Exhibit 10.57 to the Qorus 3Q 10-QSB and incorporated herein by reference thereto)

Exhibit
Number                                        Description of Document
------                                        -----------------------

 10.41  Demand Promissory Note, dated as of November 5, 2001, payable to Thurston Communications
          Corporation by Aelix, Inc. in the original principal amount of $10,000 (filed as Exhibit 10.58 to the Qorus 3Q 10-QSB and incorporated herein by reference thereto)

 10.42  Demand Promissory Note, dated as of November 14, 2001, payable to Thurston Communications
          Corporation by Aelix, Inc. in the original principal amount of $77,000 (filed herewith)

*10.43  Executive Employment Agreement between Avery Communications, Inc. and Patrick J. Haynes, III
          dated November 1, 2001 (filed herewith)

 10.44  Consulting Agreement between Avery Communications, Inc. and Phipps & Company, LLC dated
          September 1, 2001 (filed herewith)

 10.45  Consulting Agreement between Avery Communications, Inc. and Robert T. Isham, Jr. dated
          September 1, 2001 (filed herewith)

*10.46  Nonqualified Stock Option Agreement between Avery Communications, Inc. and Waveland, LLC dated December 27, 2001 (filed herewith)

*10.47  Form of Nonqualified Stock Option Agreement entered into between Avery Communications, Inc.
          and various directors and employees as of December 27, 2001 (filed herewith)

  11.1  Statement Regarding Computation of Earnings per Share (filed as Exhibit 11.1 to the Prior
          Registration Statement and incorporated herein by reference thereto)

  16.1  Letter from PricewaterhouseCoopers LLP on change in certifying accountant (filed as Exhibit 16.1 to the Prior Registration Statement and incorporated herein by reference thereto)

  21.1  Subsidiaries of Registrant (filed herewith)

--------
* Denotes a management contract or compensatory plan or arrangement.