Form 10QSB
period 2002-03-31
AVERY COMMUNICATIONS INC
filed 2002-05-15
CIK 946855

UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                  -------------


                                   FORM 10-QSB

         (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2002

                                       or

[  ]     TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from            to


                        Commission File Number 000-27095
                                  -------------

                           AVERY COMMUNICATIONS, INC.


             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      22-2227079
(State or other jurisdiction of incorporation or
                 organization)                             (IRS Employer ID No.)
       190 SOUTH LASALLE STREET, SUITE 1710
               CHICAGO, ILLINOIS                                   60603
     (Address and principal executive offices)                   (Zip code)
                                 (312) 419-0077
              (Registrant's telephone number, including area code)


         Check whether the Issuer (1) filed all reports  required to be filed by
         Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO .

          The number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2002:


        TITLE OF CLASS                             NUMBER OF SHARES OUTSTANDING
        --------------                             ----------------------------

Common Stock, $.01 par value                                 1,149,059




Transitional Small business Disclosure Format (Check One): Yes   No X

                   AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES


                                      INDEX





PART I    FINANCIAL INFORMATION                                             PAGE

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets - March 31, 2002                        1
          (unaudited) and December 31, 2001

          Consolidated Statements of Operations - For the Three               3
          Months Ended March 31, 2002 and 2001  (unaudited)

          Consolidated Statements of Cash Flows - For the Three               4
          Months Ended March 31, 2002 and 2001 (unaudited)

          Notes to Consolidated Financial Statements                          5

Item 2.   Management's Discussion and Analysis of Financial                  10
          Condition and Results of Operations

PART II   OTHER INFORMATION

Item 2.   Changes in securities                                              15

               ITEM 1. AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                 ----------------   ----------------
                                                  ASSETS                                            03/31/02           12/31/01
                                                                                                 ----------------   ----------------
                                                                                                   (UNAUDITED)
Current assets:
    Cash and cash equivalents                                                                 $        2,534,886  $       5,422,202
    Accounts receivable:
        Trade accounts and notes receivable, net of allowance for doubtful accounts
            of $242,901 for both periods                                                               4,333,542          3,231,166
        Advance payment receivables                                                                    1,734,175          1,794,352
        LEC billing and collection fees receivable                                                     4,735,814          4,948,502
        Receivable from OAN                                                                            2,113,056          2,113,056
        Other receivables                                                                                121,285             94,376
                                                                                                 ----------------   ----------------
            Total accounts receivable                                                                 13,037,872         12,181,452
                                                                                                 ----------------   ----------------

    Deferred tax asset                                                                                 1,375,183          1,090,690
    Deposits with LECs                                                                                   581,295            933,618
    Other current assets                                                                                 659,317             53,354
                                                                                                 ----------------   ----------------
            Total current assets                                                                      18,188,553         19,681,316
                                                                                                 ----------------   ----------------

Property and equipment:
    Computer equipment and software                                                                    5,844,075          5,718,172
    Furniture and fixtures                                                                               500,003            500,003
    Accumulated depreciation and amortization                                                         (1,648,475)        (1,379,877)
                                                                                                 ----------------   ----------------

            Property and equipment, net                                                                4,695,603          4,838,298
                                                                                                 ----------------   ----------------

Other assets:
    Goodwill, net                                                                                      5,577,735          5,577,735
    Investments                                                                                                -             30,100
    Deposits with LECs                                                                                 2,236,983          2,236,983
    Purchased contracts, net of accumulated amortization of $342,772 and $339,996, respectively           11,491             14,267
    Notes receivable due from related parties, net of allowance of $1,210,800 in both periods            752,700            752,700
    Capitalized financing fees                                                                           763,228            718,299
    Other assets                                                                                          48,929             43,036
                                                                                                 ----------------   ----------------

            Total other assets                                                                         9,391,066          9,373,120
                                                                                                 ----------------   ----------------

            Total assets                                                                      $       32,275,222  $      33,892,734
                                                                                                 ================   ================

The accompanying notes are an integral part of these consolidated financial statements.

                   AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS -(Continued)

                            LIABILITIES AND STOCKHOLDERS' DEFICIT
                                                                                                   ---------------  ---------------
                                                                                                  MARCH 31, 2002   DECEMBER 31, 2001
                                                                                                   ---------------  ---------------
                                                                                                     (Unaudited)
Current liabilities:

   Line of credit                                                                               $       5,374,983 $      2,607,705
   Trade accounts payable                                                                               6,164,904        5,144,763
   Accrued liabilities                                                                                  4,393,626        4,306,386
   Current portion of customer cure liability                                                             317,701          317,701
   Income taxes payable                                                                                   112,494          163,994
   Deposits and other payables related to customers                                                    15,565,521       20,271,174
                                                                                                   ---------------  ---------------
           Total current liabilities                                                                   31,929,229       32,811,723
                                                                                                   ---------------  ---------------

Non-current liabilities:
   Long-term notes payable due to related parties                                                         680,681          680,681
   Customer cure liability, less current portion                                                        1,463,891        1,576,021
                                                                                                   ---------------  ---------------
           Total non-current liabilities                                                                2,144,572        2,256,702
                                                                                                   ---------------  ---------------

Redeemable preferred stock:
   Series A; $0.01 par value, 391,667 shares authorized, issued and
       outstanding at March 31, 2002 and December 31, 2001 (liquidation preference of $391,667)           391,667          391,667
   Series B; $0.01 par value, 390,000 shares authorized, issued and
       outstanding at March 31, 2002 and December 31, 2001 (liquidation preference of $390,000)           390,000          390,000
   Series C; $0.01 par value, 40,000 shares authorized,  issued and
       outstanding at March 31, 2002 and December 31, 2001 (liquidation preference of $40,000)             40,000           40,000
   Series D; $0.01 par value, 1,500,000 authorized, issued and
       outstanding at March 31, 2002 and December 31, 2001 (liquidation preference of $1,500,000)       1,500,000        1,500,000
                                                                                                   ---------------  ---------------
           Total redeemable preferred stock                                                             2,321,667        2,321,667
                                                                                                   ---------------  ---------------

Commitments and contingencies (Note 5)

Stockholders' deficit:
   Preferred stock:
       Series G; $0.01 par value, 2,150,493 shares authorized, issued and
           outstanding at March 31, 2002 and December 31, 2001 (liquidation preference of $21,505)         21,505           21,505
       Series H; $0.01 par value, 1,600,000 shares authorized, issued and
           outstanding at March 31, 2002 and December 31, 2001 (liquidation preference of $1,600,000)      16,000           16,000
       Series I; $0.01 par value, 500,000 shares authorized, issued and
           outstanding at March 31, 2002 and December 31, 2001 (liquidation preference of $500,000)         5,000            5,000
   Common stock: $0.01 par value, 20,000,000 shares authorized, 1,267,955 issued
     and outstanding at March 31, 2002 and December 31, 2002, respectively                                 12,680           12,680
   Additional paid-in capital                                                                           6,601,837        6,639,337
   Accumulated deficit                                                                                 (9,607,263)      (9,055,012)
   Treasury stock,118,896 and 101,396 shares at March 31, 2002 and December 31, 2001,
     respectively, at cost                                                                                (91,577)         (58,440)
   Subscription notes receivable                                                                       (1,078,428)      (1,078,428)
                                                                                                   ---------------  ---------------
           Total stockholders' deficit                                                                 (4,120,246)      (3,497,358)
                                                                                                   ---------------  ---------------

           Total liabilities and stockholders' deficit                                          $      32,275,222  $    33,892,734
                                                                                                   ===============  ===============

The accompanying notes are an integral part of these consolidated financial statements.

                   AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE QUARTER ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)
                                                                  THREE MONTHS ENDED
                                                                      March 31,
                                                                 2002           2001
                                                              (unaudited)

Revenues                                                     $ 11,179,661   $   8,464,611

Cost of revenues                                               (8,027,725)     (5,836,390)
                                                              ------------   -------------

     Gross profit                                               3,151,936       2,628,221

Operating expenses                                             (3,824,798)     (1,721,189)
                                                              ------------   -------------

     Operating income (loss)                                     (672,862)        907,032
                                                              ------------   -------------

Other income (expense):
   Interest expense                                               (40,011)        (14,745)
   Option buyback costs                                                 -         (88,378)
   Other, net                                                    (123,871)        105,745
                                                              ------------   -------------

     Total other income (expense), net                           (163,882)          2,622
                                                              ------------   -------------
Income (loss) from continuing  operations before
    provision for income taxes and discontinued operations       (836,744)        909,654
Income tax benefit (expense)                                      284,493        (430,867)
                                                              ------------   -------------
Income (loss) from continuing operations                         (552,251)        478,787
Loss from discontinued operations (less applicable income
   tax benefit of $311,799 at March 31, 2001                            -        (605,259)
                                                              ------------   -------------

     Net loss                                                $   (552,251)  $    (126,472)
                                                              ============   =============

Net loss attributable to common stockholders                 $   (675,443)  $    (238,398)
                                                              ============   =============
Per share data:
Basic net loss per share:
Continuing operations income (loss)                          $      (0.58)  $        0.28
Discontinued operations                                                 -           (0.46)
                                                              ------------   -------------
Net loss                                                     $      (0.58)  $       (0.18)
                                                              ============   =============
Diluted net loss per share:
Continuing operations income (loss)                          $      (0.58)  $        0.19
Discontinued operations                                                 -           (0.46)
                                                              ------------   -------------
Net loss                                                     $      (0.58)  $       (0.27)
                                                              ============   =============
Weighted average number of common shares outstanding:
   Basic common shares                                          1,157,781       1,307,090
                                                              ============   =============
   Diluted common shares                                        1,157,781       1,937,389
                                                              ============   =============


The accompanying notes are an integral part of these consolidated financial statements.

                   AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE QUARTERS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                         2002                2001
                                                                       (unaudited)

Cash flows used in operating activities:
   Net loss                                                        $        (552,251)  $       (126,472)
   Loss from discontinued operations                                                            605,259
   Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities from continuing operations
     net of effects of acquisitions:
     Amortization of loan discounts                                                -              2,070
     Deferred income taxes                                                  (284,493)            11,850
     Depreciation and amortization                                           223,669            139,816
     Option buyback costs                                                          -             88,378
     Asset exchanged for royalty obligation                                   30,100                  -
     Change in  operating assets and liabilities:
       Trade accounts receivable                                          (1,102,376)           814,396
       Advance payment receivables                                            60,177           (174,911)
       Other current assets                                                 (605,963)          (191,312)
       Deposits with LECs                                                    352,323           (118,563)
       Other receivables                                                     185,779                  -
       Other assets                                                           (5,893)              (193)
       Trade accounts payable and accrued liabilities                      1,107,381         (1,407,522)
       Income taxes payable                                                  (51,500)           107,218
       Deposits and other payables related to customers                   (4,817,783)        (4,331,399)
                                                                     ----------------    ---------------

           Net cash provided by (used in) continuing operations           (5,460,830)        (4,581,385)
           Net cash provided by (used in) discontinued operations                  -            275,271
                                                                     ----------------    ---------------
           Net cash provided by (used in) operations                      (5,460,830)        (4,306,114)
                                                                     ----------------    ---------------

Cash flows from used in investing activities:
   Purchase of property and equipment                                       (123,127)           (14,620)
   Payment received on notes receivable                                            -             13,308
   Amounts loaned for notes receivable                                             -           (730,000)
   Purchase of investments                                                         -           (495,000)
                                                                     ----------------    ---------------

           Net cash used in investing activities                            (123,127)        (1,226,312)
                                                                     ----------------    ---------------

Cash flows from used in financing activities:
   Redemption of preferred shares                                                  -           (350,000)
   Net proceeds from line of credit                                        2,767,278                  -
   Proceeds from notes payable                                                     -            210,000
   Purchase of options for cash                                                    -           (215,000)
   Cash paid for treasury stock                                              (33,137)        (1,207,617)
   Payment of preferred stock dividends                                      (37,500)           (74,426)
   Issuance of shares of common and preferred stock for cash                                  1,600,000
                                                                     ----------------    ---------------

           Net cash provided by (used in) financing activities             2,696,641            (37,043)
                                                                     ----------------    ---------------

Decrease  in cash                                                         (2,887,316)        (5,569,469)

Cash at beginning of period                                                5,422,202          6,719,888
                                                                     ----------------    ---------------

Cash at end of period                                              $       2,534,886   $      1,150,419
                                                                     ================    ===============
Supplemental disclosures:
   Interest paid                                                   $          40,011   $         13,385
                                                                     ================    ===============
   Income taxes paid                                               $          51,500   $              -
                                                                     ================    ===============


The accompanying notes are an integral part of these consolidated financial statements.

                   AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



         NOTE 1. BASIS OF PRESENTATION

         The accompanying unaudited financial statements of Avery Communications, Inc. ("Avery") and subsidiaries (together with Avery, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions per Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could vary from the estimates that were used.

         In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.



         NOTE 2. NET INCOME (LOSS) PER COMMON SHARE

         Basic and diluted net income (loss) per share are computed by dividing the net income (loss), increased by the preferred stock dividends earned of $123,192 and $111,926 for the three month periods ended March 31, 2002 and 2001, respectively, by the weighted average number of shares of common stock outstanding during the respective periods. The effect of the preferred stock dividend on the basic income (loss) per common share was $0.10 and $0.08 per weighted average common share outstanding for the three month periods ended March 31, 2002 and 2001, respectively. Diluted net income per share includes the effect of all dilutive options, warrants and instruments convertible into common stock. Preferred stock dividends paid were $37,500 and $74,426 for the three month periods ended March 31, 2002 and 2001, respectively.



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


         The financial information contained in this document presents PSI as a discontinued operation due to the spin-off. Accordingly, the amounts in the statements of operations through the provision for income taxes exclude expenses relating to PSI.


         At December 31, 2000, the net current assets of PSI were as follows:

                                                            December 31,
                                                                2000
                                                        ------------------
        CURRENT ASSETS
          Cash                                          $       1,844,767
          Trade accounts receivable                             1,770,317
          Other current assets                                    312,548
                                                        ------------------
          Total current assets                                  3,927,632
                                                        ------------------
        CURRENT LIABILITIES
          Current portion of capital lease obligations            237,204
          Current portion of notes payable                        512,572
          Trade accounts payable                                  403,872
          Accrued libilities                                    1,030,356
          Deferred revenue                                      1,074,008
                                                        ------------------
          Total current liabilities                             3,258,012
        NET CURRENT ASSESTS OF DISCONTINUED OPERATIONS   $        669,620
                                                        ==================

                   AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




         At December 31, 2000, the net long-term assets of PSI were as follows:



                                                            December 31,
                                                                2000
                                                        ------------------
PROPERTY AND EQUIPMENT
  Computer equipment and software                       $       2,257,142
  Furniture and fixtures                                          115,943
  Accumulated depreciation and amortization                      (571,665)
                                                        ------------------
  Total property and equipment                                  1,801,420
                                                        ------------------
OTHER ASSESTS AND LONG-TERM LIABILITIES
  Goodwill, net                                                 7,219,072
  Capial lease obligations                                        (75,555)
  Notes payable                                                (1,219,728)
  Other                                                            21,627
  Total other assets                                            5,945,416
                                                        ------------------
NET LONG-TERM ASSETS OF DISCONTINUED OPERATIONS         $       7,746,836
                                                        ==================




         The operating results of PSI for the period January 1, 2001 to February 12, 2001 were as follows:


                                                                ------------------
                                                                 Period January 1,
                                                                     2001 to
                                                                     February 12,
                                                                       2001
                                                                ------------------
        Operating revenues                                              $ 825,417
        Cost of revenues                                                 (598,792)
                                                                ------------------
           Gross profit                                                   226,625
        Selling, general and administrative expenses                   (1,127,751)
                                                                ------------------
           Loss from operations                                          (901,126)
        Other Expense                                                     (15,932)
                                                                ------------------
           Loss before income tax provision                              (917,058)
           Income tax benefit                                             311,799
                                                                ------------------
           Net loss                                                    $ (605,259)
                                                                ==================

                   AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



         NOTE 4. CERTAIN TRANSACTIONS


         On March 9, 2001, HBS' largest customer, which accounted for 57% of its call records processed in 2000 and 55% of all call records processed during 2001, filed a voluntary petition for protection under Chapter 11 of the U. S. Bankruptcy Code in connection with the reorganization of its parent company. The customer's volume of call records processed has declined since the bankruptcy filing, but the decline in volume is believed to be attributable to general industry trends. As of May 15, 2002, the filing has had no material adverse effect on HBS Billing Services' business relationship with this customer, and, based upon conversations between the managements of the two companies, the Company does not presently anticipate that the filing will materially adversely affect the relationship with this company in the immediate future.

         In connection with our purchase of assets from Qorus in November 2001, the Company agreed to pay Qorus an amount equal to five percent (5%) of the net after-tax income, if any, generated by the acquired intelligent message communications service business for a period of five years following the closing date. Pursuant to an agreement among the parties entered into in March 2002, the parties agreed to eliminate this royalty obligation in exchange for a cash payment in the amount of $100,000, the return of all common shares of Qorus held by Avery or its subsidiaries and the cancellation of all unexercised options to purchase common shares of Qorus held by Avery or its subsidiaries. At December 31, 2001, the investment in Qorus was recorded in the Company's financial statements at $30,100.

         On January 3, 2002, the Company advanced the sum of $200,000 to Norlenton Investments, a shareholder of the Company, which executed a promissory note in the amount of $200,000 payable to the Company. The note bears interest at 6% and calls for the repayment of all principal and interest on January 3, 2003. The advance is secured by 38,881 shares of common stock in the Company.



         NOTE 5.  COMMITMENTS AND CONTINGENCIES

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

         NOTE 6.  OAN and AELIX TRANSACTIONS

         Unaudited pro forma financial information for the three months ended March 31, 2001 as though the OAN and Aelix acquisitions had occurred on January 1, 2001 is as follows:

                                                                     Q1
                                                                     2001
Revenues                                                        $ 16,761,789
Net Income (loss) from continuing operations                      (2,698,741)
Net Income (loss) per share from continuing operations:
     Basic                                                      $      (2.06)
     Diluted                                                    $      (1.39)



         NOTE 7 - SEGMENT INFORMATION


         The local exchange carrier billing segment represents the third party billing clearinghouses for the telecommunications industry. These third party clearinghouses process these telephone call records and other transactions and submit them to local telephone companies for inclusion in their monthly bills to end-users. The intelligent message communication services segment represents the intelligent message communications services to enterprises, notably in the travel, hospitality and trucking sectors.


         A summary of the segments' operating income for the period ended March 31, 2002 is as follows:

                                      LOCAL EXCHANGE        INTELLIGENT MESSAGE          CORPORATE
                                      CARRIER BILLING         COMMUNICATIONS            ADMINISTRATION        CONSOLIDATED


Revenue                                $ 11,070,198              $ 109,463                    $ -            $ 11,179,661

Depreciation and Amortization               177,436                 45,900                    333                 223,669

Segment profit (loss)                       257,069               (335,901)              (473,419)               (552,251)

Segment assets                           26,299,229              4,451,027                330,629              31,080,885

Capital expenditures by                     125,903                      -                      -                 125,903
segment



         There was only one segment during the three months ended March 31, 2001. Approximately $0.6 million of Avery's corporate office expenses have been allocated to the local exchange carrier billing segment based on services provided to that segment.



         NOTE 8. REVERSE STOCK SPLIT


         The board of directors approved a 1-for-8 reverse split of the Company's common stock, which was effective on December 12, 2001. Prior periods' earnings per share have been adjusted to include the effect of this reverse split.



         NOTE 9. NEW ACCOUNTING STANDARDS


         Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets" requires that goodwill recorded on acquisitions completed prior to July 1, 2001 be amortized through December 31, 2001. Effective January 1, 2002, goodwill is no longer to be amortized but will instead be tested for impairment as set forth in the statement. The Company adopted this statement effective January 1, 2002. The effect of not recording any amortization of goodwill reduced the net loss by $61,000 for the three months ended March 31, 2002.

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


         GENERAL


         The following is a discussion of the consolidated financial condition and results of operations of the Company for the three month periods ended March 31, 2002 and 2001. It should be read in conjunction with the Consolidated Financial Statements of the Company, the notes thereto and other financial information included elsewhere in this report, and the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. For purposes of the following discussion, references to year periods refer to the

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS



         Company's fiscal year ended December 31 and references to quarterly periods refer to the Company's fiscal three month periods ended March 31, 2002 and 2001.

         The results of the operations for the first quarter of 2002 include the activities of ACI Communications, Inc. ("ACI"), which purchased the assets of OAN Services, Inc., in August 2001 and the activities of Aelix, Inc. ("Aelix"), which was purchased in November 2001.

         The results on the "Discontinued operations" lines during the first quarter of 2001 relate to PSI, a wholly owned subsidiary that was spun-off in February 2001. All discussions relating to revenue, cost of revenues and operating expenses pertain only to continuing operations, which consist of Avery, HBS, ACI and Aelix.


         RESULTS OF OPERATIONS


         The   following   table   presents   certain  items  in  the  Company's
Consolidated Statements of Operations for the first quarter of 2002:

                                                             -----------------------------
                                                                  THREE MONTHS ENDED
                                                                       March 31,
                                                             -----------------------------
                                                                 2002           2001
                                                             -------------  --------------

Revenues                                                     $ 11,179,661   $   8,464,611

Cost of revenues                                               (8,027,725)     (5,836,390)
                                                              ------------   -------------

     Gross profit                                               3,151,936       2,628,221

Operating expenses                                             (3,601,129)     (1,581,373)
Depreciation and amortization                                     223,669         139,816
                                                              ------------   -------------
     Operating income (loss)                                     (672,862)        907,032
Other income (expense, net                                       (163,882)          2,622
Income tax benefit (expense)                                      284,493        (430,867)
Discontinued operations loss                                            -        (605,259)
                                                              ------------   -------------
     Net income (loss)                                       $   (552,251)  $    (126,472)
                                                              ============   =============


         Operating Revenues

         The Company's revenues are derived primarily from the provision of billing clearinghouse and information management services to direct dial long distance carriers and operator services providers ("Local Exchange Carrier billing" or "LEC billing"). To a lesser extent, revenues are also derived from enhanced billing services provided to companies that offer voice mail, paging and Internet services or other non-regulated telecommunications equipment and services, and from electronic messaging services provided by Aelix. LEC billing fees charged by the Company include processing and customer service inquiry fees. Processing fees are assessed to customers either as a fee charged for each telephone call record or other transaction processed or as a percentage of the customer's revenue that is submitted by the Company to local telephone companies for billing and collection. Processing fees also include any charges assessed to the Company by local telephone companies for billing and collection services that are passed through to the customer. Customer service inquiry fees are assessed as a fee charged for each billing inquiry made by end users.

         Total revenues for the three months ended March 31, 2002 were $11.2 million, up 32.1% from the comparable prior year's quarter. Revenues included in this period for the acquired ACI and Aelix business units were $4.9 million. Excluding revenue generated by ACI and Aelix, the

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS


Company's revenue would have declined by 25.5%, reflecting a 28.9% decrease in records processed. The decline in volume of call records processed reflects the general downturn in the telecommunications industry.


         Cost of revenue

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

         The Company's gross profit margin in the first quarter of 2002 was 28.2%, compared to 31.0% in the first quarter of 2001. The decline in gross margin reflects price competition in the industry, lower volumes of call records processed and the inability to reduce costs in line with changes in revenue.


         Operating Expenses

         Operating expenses are comprised of all selling, marketing and administrative costs incurred in direct support of the business operations of the Company. Operating expenses for the first quarter of 2002 were $3.8 million, compared to $1.7 million in the first quarter of 2001. The increase in operating expenses was attributable to the inclusion, in the first quarter of 2002, of operating expenses of ACI totaling $1.8 million and Aelix totaling $0.3 million. Excluding the effect of the acquired businesses, operating expenses in 2002 would have been $1.7 million, which would have been equal to operating expenses in the first quarter of 2001.


         Depreciation and Amortization

         Depreciation and amortization expense for the three months ended March 31, 2002 and 2001 was $223,669 and $139,816, respectively. The increase was due to depreciation and amortization expenses associated with fixed assets of ACI and Aelix, offset by the absence of amortization expense for goodwill during the first quarter of 2002, pursuant to the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS


         Operating Income (Loss) from Continuing Operations

         During the first quarter of 2002, the Company incurred a $0.8 million operating loss, compared to operating income from continuing operations of $0.9 million during the first quarter of 2001. The decrease in operating income from continuing operations is primarily attributable to a declining gross margin and operating expenses which increased more than revenue, on a relative basis.


         Other Income (Expense), Net

         Other income (expense), net, in the first quarter of 2002 was an expense of $163,882 compared to income of $2,622 during the first quarter of 2001. The expense in 2002 is largely attributable to a transaction in March 2002 in which the Company recorded a $130,100 expense when it made a cash payment of $100,000 and surrendered 3,010,000 shares of Qorus.com, Inc. ("Qorus") to Qorus to cancel Avery's obligation to pay Qorus an amount equal to five percent (5%) of the net after-tax income, if any, generated by the Aelix business for a period of five years following the closing date. The surrendered shares of Qorus common stock had a cost basis of $30,100. The Company concurrently waived its right to purchase up to 1,066,500 shares of Qorus common stock for $0.01 per share. The Company had not assigned any value to the options.


         Income Taxes

         An income tax benefit of $284,493 was recorded for the first quarter of 2002 compared to an expense of $430,867 (for continuing operations) in the first quarter of 2001. The Company expects its tax rate in 2002 will approximate 34%.


         Loss from Discontinued Operations

         Loss from discontinued operations, net of tax benefits, was $605,259 for the quarter ended March 31, 2001. As previously noted, PSI was spun-off on February 12, 2001.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL


                       CONDITION AND RESULTS OF OPERATIONS


         LIQUIDITY AND CAPITAL RESOURCES

         Avery's cash balance at March 31, 2002 was $2.5 million, compared to $5.4 million at December 31, 2001. Fluctuations in daily cash balances are normal due to the large amount of customer receivables that we collect and process on behalf of our customers. Additionally, the timing of receipts and disbursements produces large movements in day-to-day cash balances.

         Avery's working capital position at March 31, 2002 was a negative $13.7 million, compared to a negative $13.1 million at December 31, 2001. The Company can operate with negative working capital in the absence of any significant loss of customers. At March 31, 2002, the Company had retained deposits and reserves totaling $15.6 million. These deposits are refundable over time following the customer's termination and are treated as a current liability. Avery has not historically experienced any material loss of customers in its business.


         Net cash used in operating activities, excluding discontinued operations, was $5.5 million for the first quarter of 2002, compared to $4.6 million used during the first quarter of 2001. The $5.5 million cash flow used in operating activities was principally attributable to a $4.8 million reduction of customer deposits and payables, a $1.1 million increase in trade receivables and the $0.6 million net loss, offset by a $1.1 million increase in accounts payable. During the first quarter of 2001, the Company's net use of $4.6 million in operating activities from continuing operations principally reflected a $4.3 million reduction in customer deposits and payables and a $1.4 million reduction in trade payables and accruals, offset by a $0.8 million reduction in trade accounts receivable.


         During the first quarter of 2002 the Company purchased property and equipment costing $123,127. In the same period in 2001, the Company used $14,620 of cash to purchase property and equipment, loaned $730,000 under notes receivable, purchased investments for $495,000 and received $13,308 for the repayment of notes receivable. The net impact of these transactions is that cash used for investing activities for the first quarter of 2002 was $123,127, versus $1,226,312 for the first quarter of 2001, a net change of $1,103,185.


         The Company drew down $2,767,278 in cash from a line of credit (taken out in 2001) during the first quarter of 2002 and paid dividends to preferred stock holders of $37,500 as well as purchasing shares of its own stock for treasury purposes in the amount of $33,137. In the corresponding period in 2001, the Company used $350,000 to redeem shares of preferred stock, $215,000 to purchase outstanding stock options, $1,207,617 to purchase common stock for the treasury, and $74,426 to pay preferred stock dividends. In addition, in the first quarter of 2001 the Company received $210,000 in proceeds from a note payable and $1,600,000 in proceeds from the issuance of common and preferred stock. The net effect of these transaction was that in the first quarter of 2002 the Company generated $2,696,641 in cash from financing activities whereas in the first quarter of 2001 it used cash of $37,043; a net change between the periods of $2,733,684.


         Avery's operating cash requirements consist principally of working capital requirements, scheduled payments of preferred dividends and capital expenditures. The Company believes cash flows generated from operations, together with borrowings and/or proceeds from the sale

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS


of equity securities will be sufficient to fund capital expenditures, working capital needs and debt repayment requirements for the next twelve months.




PART II OTHER INFORMATION





Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits


         10.48 Receivables Sale Agreement dated as of December 19, 2001 among HBS Billing Services Company and ACI Billing Services, Inc., individually and collectively, and RFC Capital Corporation

(b)      Reports on Form 8-K


         None


                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf, thereunto duly authorized.


                                        Avery Communications, Inc.
                                        --------------------------

                                               (Registrant)

Date    May 15, 2002                     /s/Patrick J. Haynes III
    ---------------------               ---------------------------------
                                             Patrick J. Haynes III


                                              Chairman of the Board

Date______May 15, 2002 _______                /s/ Thomas C. Ratchford
    ---------------------               ---------------------------------
                                                Thomas C. Ratchford

                                               Chief Financial Officer