Form 10-Q
period 2002-06-30
AVERY COMMUNICATIONS INC
filed 2002-08-14
CIK 946855

UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                  -------------


                                    FORM 10-Q

         (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the quarterly period ended June 30, 2002

                                       or

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

The number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2002:


           TITLE OF CLASS                          NUMBER OF SHARES OUTSTANDING

     Common Stock, $.01 par value                            1,042,728

                   AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES


                                      INDEX





PART I   FINANCIAL INFORMATION                                              PAGE

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets - June 30, 2002
         (unaudited) and December 31, 2001                                    1

         Consolidated Statements of Operations - For the Three
         and Six Months Ended June 30, 2002 and 2001  (unaudited)             3


         Consolidated Statements of Cash Flows - For the Six
         Months Ended June 30, 2002 and 2001 (unaudited)                      4


         Notes to Consolidated Financial Statements                           5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  10


Item 3.  Quantitative and Qualitative Disclosures About Market Risk           17


PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                     17

         Signatures                                                           18

                                   ITEM 1. AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS


                                                          ASSETS
                                                                                                  06/30/02      12/31/01
                                                                                                -------------  ------------
                                                                                                 (Unaudited)
Current assets:
   Cash and cash equivalents                                                                 $     1,227,375  $  5,422,202
                                                                                                -------------  ------------
   Accounts receivable:
      Trade accounts and notes receivable, net of allowance for doubtful accounts of $242,901      2,374,317     3,231,166
      Advance payment receivables                                                                  2,432,013     1,794,352
      LEC billing and collection fees receivable                                                   3,908,732     4,948,502
      Receivable from OAN                                                                          2,178,571     2,113,056
      Other receivables                                                                              200,000        94,376
                                                                                                -------------  ------------
         Total accounts receivable                                                                11,093,633    12,181,452
                                                                                                -------------  ------------

   Deferred tax asset                                                                              1,641,517     1,090,690
   Deposits with LECs                                                                                657,031       933,618
   Other current assets                                                                              366,412        53,354
                                                                                                -------------  ------------
         Total current assets                                                                     14,985,968    19,681,316
                                                                                                -------------  ------------

Property and equipment:
   Computer equipment and software                                                                 5,832,963     5,718,172
   Furniture and fixtures                                                                            491,415       500,003
   Accumulated depreciation and amortization                                                      (1,905,565)   (1,379,877)
                                                                                                -------------  ------------

Property and equipment, net                                                                        4,418,813     4,838,298
                                                                                                -------------  ------------

Other assets:
   Goodwill, net                                                                                   5,576,050     5,577,735
   Investments                                                                                             -        30,100
   Deposits with LECs                                                                              2,236,983     2,236,983
   Purchased contracts, net of accumulated amortization of $345,213 and $339,996 at
      June 30, 2002 and December 31, 2001                                                              9,050        14,267
   Notes receivable due from related parties, net of allowance of $1,210,800                         352,700       752,700
   Capitalized financing fees                                                                        684,073       718,299
   Other assets                                                                                      198,685        43,036
                                                                                                -------------  ------------
         Total other assets                                                                        9,057,541     9,373,120
                                                                                                -------------  ------------

         Total assets                                                                        $    28,462,322  $ 33,892,734
                                                                                                =============  ============


The accompanying notes are an integral part of these consolidated financial statements.

                              ITEM 1. AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS-(Continued)
                                     Liabilities and Stockholders' Deficit
                                                                                         -----------  -----------
                                                                                          06/30/02     12/31/01
                                                                                         -----------  -----------
                                                                                         (Unaudited)
Current liabilities:
   Line of credit                                                                      $  5,511,245 $  2,607,705
   Trade accounts payable                                                                   859,854    1,084,575
   Payable to OAN                                                                         1,115,679    1,755,464
   Accrued liabilities                                                                    1,898,754    2,425,938
   Current portion of customer cure liability                                               317,701      317,701
   Income taxes payable                                                                           -      163,994
   Deposits and other payables related to customers                                      19,963,652   24,456,346
                                                                                         -----------  -----------
          Total current liabilities                                                      29,666,885   32,811,723
                                                                                         -----------  -----------

Non-current liabilities:
   Long-term notes payable to related parties                                               680,681      680,681
   Customer cure liability                                                                1,398,697    1,576,021
                                                                                         -----------  -----------
          Total non-current liabilities                                                   2,079,378    2,256,702
                                                                                         -----------  -----------
Redeemable preferred stock:
   Series A; $0.01 par value, 391,667 shares authorized, issued and
      outstanding (liquidation preference of $391,667)                                      391,667      391,667
   Series B; $0.01 par value, 390,000 shares authorized, issued and
     outstanding (liquidation preference of $390,000)                                       390,000      390,000
   Series C; $0.01 par value, 40,000 shares authorized,  issued and
     outstanding (liquidation preference of $40,000)                                         40,000       40,000
   Series D; $0.01 par value, 1,500,000 shares authorized, issued and
     and outstanding (liquidation preference of $1,500,000)                               1,500,000    1,500,000
                                                                                         -----------  -----------
          Total redeemable preferred stock                                                2,321,667    2,321,667
                                                                                         -----------  -----------

Commitments and contingencies

Stockholders' deficit:
   Preferred stock:
       Series G; $0.01 par value, 2,150,493 shares authorized, issued and
        outstanding (liquidation preference of $21,505)                                      21,505       21,505
       Series H; $0.01 par value, 1,600,000 shares authorized, issued and
        outstanding (liquidation preference of $1,600,000)                                   16,000       16,000
       Series I; $0.01 par value, 500,000 shares authorized, issued and
        outstanding (liquidation preference of $500,000)                                      5,000        5,000
   Common stock: $0.01 par value, 20,000,000 shares authorized, 1,267,955 issued             12,680       12,680
   Additional paid-in capital                                                             6,390,841    6,639,337
   Accumulated deficit                                                                  (11,652,657)  (9,055,012)
   Treasury stock, 225,227 and 101,396 shares at June 30, 2002 and December 31, 2001,
     respectively, at cost                                                                 (222,986)     (58,440)
   Subscription notes receivable                                                           (175,991)  (1,078,428)
                                                                                         -----------  -----------
          Total stockholders' deficit                                                    (5,605,608)  (3,497,358)
                                                                                         -----------  -----------

          Total liabilities and stockholders' deficit                                  $ 28,462,322  $33,892,734
                                                                                         ===========  ===========


The accompanying notes are an integral part of these consolidated financial statements.

                   AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

                                                                    Three Months Ended           Six Months Ended
                                                                        June 30,                      June 30,
                                                              ----------------------------- ------------------------------
                                                                  2002            2001          2002            2001
                                                              -------------  -------------- -------------- ---------------

Revenues                                                      $ 10,335,759   $    8,135,849 $  21,515,420  $   16,600,460

Cost of revenues                                                (7,100,289)      (5,830,411)  (15,128,014)    (11,666,801)
                                                               ------------    -------------  ------------   -------------

     Gross profit                                                3,235,470        2,305,438     6,387,406       4,933,659

Operating expenses                                              (4,410,581)      (1,405,807)   (8,235,379)     (3,126,996)
                                                               ------------    -------------  ------------   -------------

     Operating income (loss)                                    (1,175,111)         899,631    (1,847,973)      1,806,663
                                                               ------------    -------------  ------------   -------------

Other income (expense):
   Interest expense                                                (42,882)         (99,702)      (82,893)       (114,447)
   Option buyback costs                                                  -                -             -         (88,378)
   Write-off of receivables from related parties                (1,200,000)                    (1,200,000)              -
   Other, net                                                       (6,229)          76,727      (130,100)        182,472
                                                               ------------    -------------  ------------   -------------

     Total other income (expense), net                          (1,249,111)         (22,975)   (1,412,993)        (20,353)
                                                               ------------    -------------  ------------   -------------
Income (loss) from continuing  operations before
    provision for income taxes and discontinued operations      (2,424,222)         876,656    (3,260,966)      1,786,310

Income tax benefit (expense)                                       378,828         (302,865)      663,321        (733,732)

                                                               ------------    -------------  ------------   -------------
Income (loss) from continuing operations                        (2,045,394)         573,791    (2,597,645)      1,052,578
Loss from discontinued operations (less applicable income
   tax benefit of $311,799 for the six months ended June 30, 2001)       -                -             -        (605,259)
                                                               ------------    -------------  ------------   -------------

     Net income (loss)                                        $ (2,045,394)  $      573,791 $  (2,597,645) $      447,319
                                                               ============    =============  ============   =============
     Net income (loss) attributable to common shareholders    $ (2,168,586)  $      505,763 $  (2,844,029) $      217,545
                                                               ============    =============  ============   =============
Per share data:
Basic net income (loss) per share:
Continuing operations income (loss)                           $      (1.94)  $         0.40 $       (2.50) $         0.64
Discontinued operations                                                  -                -             -           (0.47)
                                                               ------------    -------------  ------------   -------------
Net income (loss)                                             $      (1.94)  $         0.40 $       (2.50) $         0.17
                                                               ============    =============  ============   =============
Diluted net income (loss) per share:
Continuing operations income (loss)                           $      (1.94)  $         0.23 $       (2.50) $         0.39
Discontinued operations                                                  -                -             -           (0.29)
                                                               ------------    -------------  ------------   -------------
Net income (loss)                                             $      (1.94)  $         0.23 $       (2.50) $         0.10
                                                               ============    =============  ============   =============
Weighted average number of common shares outstanding:
   Basic common shares                                           1,116,850        1,264,408     1,137,316       1,285,632
                                                               ============    =============  ============   =============
   Diluted common shares                                         1,116,850        2,154,589     1,137,316       2,123,276
                                                               ============    =============  ============   =============

The accompanying notes are an integral part of these consolidated financial statements.

                   AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)
                                                                                                      Six Months Ended
                                                                                                          June 30,
                                                                                              ---------------------------------
                                                                                                   2002              2001
                                                                                              ----------------  ---------------
Cash flows from operating activities:
   Net income (loss)                                                                          $    (2,597,645)  $      447,319
   Loss from discontinued operations                                                                        -          605,259
     Amortization of loan discounts                                                                         -            4,140
     Deferred income taxes                                                                           (550,827)          18,351
     Depreciation and amortization                                                                    530,905          280,533
     Provision for uncollectible related party notes receivable                                     1,200,000                -
     Option buyback costs                                                                                   -           88,378
     Investment asset surrendered in exchange for royalty obligation                                   30,100                -
     Change in  operating assets and liabilities:
       Trade accounts receivable                                                                      856,849          708,839
       Advance payment receivables                                                                   (637,661)        (442,733)
       Other current assets                                                                          (313,058)        (306,490)
       Deposits                                                                                       276,587         (116,563)
       Other receivables                                                                              868,631                -
       Trade accounts payable and accrued liabilities                                              (1,400,504)      (1,256,772)
       Income taxes payable                                                                          (163,994)         269,582
       Deposits and other payables related to customers                                            (4,670,018)      (2,551,769)
       Other assets                                                                                  (119,738)            (386)
                                                                                               ---------------   --------------

          Net cash used in continuing operations                                                   (6,690,373)      (2,252,312)
          Net cash provided by discontinued operations                                                      -          275,271
                                                                                               ---------------   --------------
          Net cash used in operations                                                              (6,690,373)      (1,977,041)
                                                                                               ---------------   --------------

Cash flows from investing activities:
   Purchase of property and equipment                                                                (106,203)         (21,134)
   Payment received on notes receivable                                                                     -           13,308
   Amounts loaned for notes receivable                                                                      -       (1,262,000)
   Purchase of investments                                                                                  -         (585,485)
                                                                                               ---------------   --------------

          Net cash used in investing activities                                                      (106,203)      (1,855,311)
                                                                                               ---------------   --------------

Cash flows from financing activities:
   Redemption of preferred shares                                                                           -         (350,000)
   Proceeds from line of credit                                                                     2,903,540                -
   Purchase of options for cash                                                                             -         (215,000)
   Acquisition costs                                                                                        -         (290,622)
   Purchase of treasury stock                                                                         (53,295)      (1,207,617)
   Payment of preferred stock dividends                                                              (248,496)        (154,884)
   Issuance of shares of common and preferred stock for cash                                                -        2,151,307
                                                                                               ---------------   --------------

          Net cash provided by (used in) financing activities                                       2,601,749          (66,816)
                                                                                               ---------------   --------------

Increase/(decrease)  in cash                                                                       (4,194,827)      (3,899,168)

Cash at beginning of period                                                                         5,422,202        6,719,888
                                                                                               ---------------   --------------

Cash at end of period                                                                         $     1,227,375   $    2,820,720
                                                                                               ===============   ==============
Supplemental disclosures:
   Interest paid                                                                              $       163,442   $      114,045
                                                                                               ===============   ==============

   Income taxes paid                                                                          $             -   $      134,000
                                                                                               ===============   ==============

Schedule of non-cash financing activities:
   Receipt of treasury stock in exchange for notes receivable                                 $       102,437   $            -
                                                                                               ===============   ==============


The accompanying notes are an integral part of these consolidated financial statements.

                   AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         NOTE 1. BASIS OF PRESENTATION

         The accompanying unaudited financial statements of Avery Communications, Inc. ("Avery") and subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could vary from the estimates that were used.

         Certain prior period amounts have been reclassified to conform to the 2002 presentation.

         In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.


         NOTE 2.  LIQUIDITY

         Avery has incurred a net loss of $2.6 million during the six months ended June 30, 2002, which includes a $1.2 million write off of notes receivable from related parties. The Company also used $6.7 million of cash in operating activities over the same period. The Company anticipates that it will achieve profitability by the fourth quarter of 2002, based upon cost reductions achieved through consolidation of operations. The Company expects that the consolidation of operations will be completed in the third quarter of 2002.

         Additionally, Avery's working capital position at June 30, 2002 was a negative $14.7 million, compared to a negative $13.1 million at December 31, 2001. The Company can operate with negative working capital, because a significant portion of its current liabilities do not need to be paid in the near future. For example, current liabilities at June 30, 2002 include approximately $7 million of deposits from customers which are not typically refunded in the ordinary course of business. The customer deposits would be refundable over time only if the customer were to significantly reduce the volume of business done with the Company or terminate its relationship. Avery has not historically experienced any material loss of customers in its business.

         NOTE 3.  NET INCOME (LOSS) PER COMMON SHARE

         Basic and diluted net income (loss) per share are computed by dividing the net income (loss), less preferred stock dividends earned of $123,192 and $68,028 for the three month periods and $246,384 and $229,774 for the six month periods ended June 30, 2002 and 2001, respectively, by the weighted average number of shares of common stock outstanding during the respective periods. The effect of the preferred stock dividend on the basic income (loss) per common share was $0.11 and $0.05 per weighted average common share outstanding for the three month periods and $0.22 and $0.18 for the six month periods ended June 30, 2002 and 2001, respectively.

         Diluted net income per share includes the effect of all dilutive options, warrants and instruments convertible into common stock. Diluted net loss per share equals basic loss per share because of the anti-dilutive effect of outstanding options, warrants and instruments convertible into common stock.


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


         As part of the formal distribution, the seven PSI stockholders at the time of the Company's acquisition of PSI redeemed 4,976,401 shares of the Company's Series G voting preferred stock in exchange for 32% of PSI's capital stock. Also, the exercise prices of Avery's outstanding options and the conversion prices of Avery's convertible securities were adjusted to reflect the distribution. After the transaction was completed, Avery's outstanding Series G preferred stock was reduced to 2,150,493 shares.


         The financial information contained in this document presents PSI as a discontinued operation due to the spin-off. Accordingly, the amounts in the statements of operations through the provision for income taxes exclude expenses relating to PSI.


          The operating results of PSI for the period January 1, 2001 to February 12, 2001 were as follows:

                                                             Period January 1,
                                                             2001 to February
                                                                 12, 2001
                                                            ------------------
 Operating revenues                                                $  825,417
 Cost of revenues                                                    (598,792)
                                                            ------------------
    Gross profit                                                      226,625
 Selling, general and administrative expenses                      (1,127,751)
                                                            ------------------
    Loss from operations                                             (901,126)
 Other Expense                                                        (15,932)
                                                            ------------------
    Loss before income tax benefit                                   (917,058)
    Income tax benefit                                                311,799
                                                            ------------------
    Net loss                                                       $ (605,259)
                                                            ==================


         NOTE 5. CERTAIN TRANSACTIONS

         On March 9, 2001, HBS' largest customer, which accounted for 57% of its call records processed in 2000 and 55% of all call records processed during 2001, filed a voluntary petition for protection under Chapter 11 of the U. S. Bankruptcy Code in connection with the reorganization of its parent company. The customer's volume of call records processed has declined since the bankruptcy filing, but the decline in volume is believed to be attributable to general industry trends. For the first six months of 2002, the customer accounted for 62% of all call records processed, compared to 65% during the same period of 2001. As of July 31, 2002, the filing has had no material adverse effect on HBS' business relationship with this customer, and, based upon conversations between the managements of the two companies, the Company does not presently anticipate that the filing will materially adversely affect the relationship with this company in the immediate future.

         In connection with our purchase of assets from Qorus.com, Inc. ("Qorus") in November 2001, the Company agreed to pay Qorus an amount equal to five percent (5%) of the net after-tax income, if any, generated by the acquired intelligent message communications service business for a period of five years following the closing date. Pursuant to an agreement among the parties entered into in March 2002, Qorus agreed to eliminate this royalty obligation in exchange for the Company's (i) cash payment in the amount of $100,000, (ii) return of all 3,010,000 common shares of Qorus held by the Company; and (iii) agreement to cancel all unexercised options to purchase 1,066,500 common shares of Qorus at a price of $0.01 per share. At December 31, 2001, the investment in Qorus was recorded in the Company's financial statements at $30,100. During the first quarter of 2002, the Company recorded an expense of $130,100 in connection with this transaction.

         On January 3, 2002, the Company advanced the sum of $200,000 to Norlenton Investments, a shareholder of the Company, in exchange for a promissory note. The note bears interest at 6% and calls for the repayment of all principal and interest on January 3, 2003. The advance is secured by 38,881 shares of common stock in the Company.

         In October 2000, in order to permit its employees to participate in the PSI spin-off, the Board of Directors of the Company authorized the Company to accelerate all its outstanding options and to loan its employees, on a secured but non-recourse basis, the amount required to exercise such options, plus an additional amount to offset the tax consequences of such exercises. The loans, which were classified as stock subscriptions receivable, were secured by the stock acquired by the employees upon exercise of their options. At December 31, 2001, the aggregate of subscription notes receivable was $1,078,428. During the second quarter of 2002, the Company established an $800,000 reserve against the subscription notes receivable, based on the excess of the amount owed over the fair market value of the underlying stock.

          Effective March 20, 2002, pursuant to a unanimous written consent of the Company's Directors, the Company formally acknowledged that certain promissory notes aggregating $685,118 received from executive officers and/or directors in October 2000, in connection with the exercise of stock options, were intended by the Company and the various borrowers at the time of the transaction to be non-recourse loans secured solely with the common stock issued pursuant to the stock option exercise. The originally issued notes, however, were issued without the intended non-recourse language. In July 2002, new notes which clarified the notes as secured and non-recourse were exchanged for the previously issued notes.

         In connection with the spin-off of PSI, the Company advanced certain former PSI stockholders $1,563,500 on July 31, 2000 in exchange for promissory notes. The notes are non-recourse, bear interest at 6.6% per annum and were originally due on July 31, 2002. Pursuant to the terms of an assignment of a portion of the notes in January 2002, the maturity date on $963,810 of such notes was extended to July 31, 2006. The loans are secured by the Company's 2,150,493 shares of non-dividend bearing Series G preferred stock (which is convertible into 300,048 shares of the Company's common stock). During the third quarter of 2001, the Company established a reserve of $810,000 against those notes receivable, due to the excess of the amount due over the stock value. During the second quarter of 2002, the Company added $400,000 to the reserve based upon a further decline in the stock value.

         During the first six months of 2002, the Company has purchased a total of 32,000 shares of the Company's common stock in open market transactions at an average purchase price of $1.67 per share.


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


         NOTE 7.  OAN and AELIX TRANSACTIONS

         The Company, through its wholly owned subsidiary, ACI Billing Services, Inc. ("ACI"), completed the acquisition of certain assets from OAN Service, Inc. ("OAN") in August 2001. The Company completed its acquisition of substantially all of the assets of Aelix, Inc. ("Aelix") in November 2001. Unaudited pro forma financial information for the six months ended June 30, 2001 as though the OAN and Aelix acquisitions had occurred on January 1, 2001 is as follows:

                                                                 Six months
                                                                    ended
                                                               June 30, 2001
                                                               --------------

Revenue                                                         $ 32,059,904

Net loss from continuing operations                               (6,787,049)

Net loss from continuing operations:
     Basic                                                           $ (5.28)
     Diluted                                                         $ (5.28)


         NOTE 8 - SEGMENT INFORMATION


         The local exchange carrier billing segment represents the third party billing clearinghouses for the telecommunications industry. These third party clearinghouses process these telephone call records and other transactions and submit them to local telephone companies for inclusion in their monthly bills to end-users. The intelligent message communication services segment represents the intelligent message communications services to enterprises, notably in the travel, hospitality and transportation sectors.


         A summary of the segments' operating income for the six-month period ended June 30, 2002 and certain balance sheet data as of June 30, 2002 is as follows:

                                            Local Exchange Intelligent Message    Corporate
                                           Carrier Billing   Communications    Administration      Consolidated

Revenue                                       $ 21,203,254       $  312,166       $         -      $ 21,515,420

Depreciation and Amortization                      468,439           61,800               666           530,905

Segment profit (loss)                              301,423         (686,702)       (2,212,366)       (2,597,645)

Segment assets                                  18,853,472        4,641,783         4,967,067        28,462,322

Capital expenditures by                            106,203                -                 -           106,203
segment

         The intelligent message communication service business was acquired in November 2001. Accordingly, there was only one continuing segment during the six months ended June 30, 2001. Approximately $1.2 million of Avery's corporate office expenses have been allocated to the local exchange carrier billing segment based on services provided to that segment.



         NOTE 9. REVERSE STOCK SPLIT


         The stockholders of the Company approved a 1-for-8 reverse split of the Company's common stock, which was effective on December 12, 2001. Shares outstanding and earnings per share during periods before the reverse stock split have been restated to reflect the split.





         NOTE 10. GOODWILL


         Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets" requires that goodwill recorded on acquisitions completed prior to July 1, 2001 be amortized through December 31, 2001. Effective January 1, 2002, goodwill is no longer to be amortized in periodic equal pre-determined charges, but will instead be tested for impairment as set forth in the statement. The Company adopted this statement effective January 1, 2002. The effect of not recording any amortization of goodwill reduced the net loss by $60,000 for the three months ended June 30, 2002 and $121,000 for the six months ended June 30, 2002.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

ITEM 2.


General


         Avery is a telecommunications service company which operates two lines of business. Through its HBS and ACI subsidiaries, Avery provides billing and collection services for inter-exchange carriers and long-distance resellers. Through its Aelix subsidiary, Avery provides intelligent message communication services to the travel, hospitality and transportation sectors.


         The Company's billing and collection service operates as a clearinghouse. Customers, principally long distance service resellers, submit their billing records to us. We aggregate those records from all of our customers and present them to local exchange carriers, such as regional Bell operating companies. The local exchange carriers include the submitted charges on monthly phone bills sent to end-users. The local exchange companies remit collected funds to us, generally 45 to 60 days after we submit our customers' billing records to them. We then remit such funds to our customers, after withholding our fees and other expenses.


         Our intelligent message communication service allows us to accept and deliver messages, via voice, e-mail or fax, between our customers and any individual or group of people (customers, suppliers, employees, etc.) on an expedited basis. Examples of the types of services we offer are the following:

   o     Confirm ticket reservations
   o     Confirm hotel reservations
   o     Solicit bids for transportation services

Generally, we charge a per-message fee to our intelligent message communication service customers.




Forward Looking Statements


         This Quarterly Report on Form 10-Q contains certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the Company with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.




         GENERAL


         The following is a discussion of the consolidated financial condition and results of operations of the Company for the three and six-month periods ended June 30, 2002 and 2001. It should be read in conjunction with the Consolidated Financial Statements of the Company, the notes thereto and other financial information included elsewhere in this report, and the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. For purposes of the following discussion, references to year periods refer to the Company's fiscal year ended December 31 and references to quarterly periods refer to the Company's fiscal three month periods ended June 30, 2002 and 2001.

         The results of operations in 2002 include the activities of ACI, which purchased the assets of OAN in August 2001, and the activities of Aelix, which was purchased in November 2001.

         The results on the "Discontinued operations" lines during the first six months of 2001 relate to PSI, a wholly owned subsidiary that was spun-off in February 2001. All discussions relating to revenue, cost of revenues and operating expenses pertain only to continuing operations, which consist of Avery, HBS, ACI and Aelix.


         RESULTS OF OPERATIONS


         The   following   table   presents   certain  items  in  the  Company's
Consolidated Statements of Operations for the three and six months ended June 30, 2002 and 2001:


                                                              ------------------------------  ------------------------------
                                                                    Three Months Ended              Six Months Ended
                                                                         June 30,                       June 30,
                                                              ------------------------------  ------------------------------
                                                                  2002            2001            2002            2001
                                                              -------------  ---------------  -------------  ---------------
                                                                     (In Thousands)                  (In Thousands)
                                                                       (Unaudited)                     (Unaudited)

Revenues                                                      $     10,335   $        8,136   $     21,515   $       16,600

Cost of revenues                                                    (7,100)          (5,830)       (15,128)         (11,667)
                                                               ------------    -------------   ------------    -------------

     Gross profit                                                    3,235            2,306          6,387            4,933

Operating expenses                                                  (4,108)          (1,265)        (7,709)          (2,846)
Depreciation and amortization                                          302              141            526              281
                                                               ------------    -------------   ------------    -------------
     Operating income (loss)                                        (1,175)             900         (1,848)           1,806
Other income (expense), net                                         (1,249)             (23)        (1,413)             (20)
Income tax benefit (expense)                                           379             (303)           663             (734)
Discontinued operations loss                                             -                -              -             (605)
                                                               ------------    -------------   ------------    -------------
     Net income (loss)                                        $     (2,045)  $          574   $     (2,598)  $          447
                                                               ============    =============   ============    =============

         THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001


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


         Total revenue for the three months ended June 30, 2002 was $10.3 million, up $2.2 million or 27.0% from the comparable quarter in 2001. Revenue included in this period for the acquired ACI and Aelix business units were $4.5 million and $0.2 million, respectively. Excluding revenue generated by ACI and Aelix, the Company's revenue would have declined by 30.6%, reflecting a 26.4% decrease in records processed and competitive pricing. The decline in call records processed reflects increased consumer usage of cell phones and prepaid phone cards to make long distance calls. Call records for neither cell phones nor prepaid phone cards are typically processed through a billing clearinghouse. Additionally, some of the local exchange companies have begun to offer long distance service, which reduces the market share of the network resellers who typically use clearinghouse services.


         The Company is pursuing additional sources of revenue to supplement its LEC billing business. The additional sources of revenue can arise from acquisitions or internal growth. In general, the Company intends to make acquisitions or expand into markets which will leverage the Company's existing infrastructure.




         Cost of Revenues

         Cost of revenues includes billing and collection fees charged to the Company by local telephone companies and related transmission costs, as well as all costs associated with the customer service organization, including staffing expenses and costs associated with telecommunications services. Billing and collection fees charged by the local telephone companies include fees that are assessed for each record submitted and for each bill rendered to its end-user customers. The Company achieves discounted billing costs due to its aggregated volumes and can pass these discounts on to its customers. Cost of revenues also includes $0.1 million of costs relating to the Aelix business unit.

         The Company's gross profit margin in the second quarter of 2002 was 31.3%, compared to 28.3% in the second quarter of 2001. The increase in gross margin principally reflects the inclusion of ACI in the 2002 financial results and reduction in costs attributable to a consolidation of operations into a single location during the second quarter of 2002. ACI has historically achieved a higher gross margin level than HBS.

         Operating Expenses

         Operating expenses are comprised of all selling, marketing and administrative costs incurred in direct support of the business operations of the Company. Operating expenses for the second quarter of 2002 were $4.4 million, compared to $1.4 million in the second quarter of 2001. The increase in operating expenses was attributable to the inclusion, in the second quarter of 2002, of operating expenses of ACI totaling $2.1 million and Aelix totaling $0.6 million. Excluding the effect of the acquired businesses, operating expenses in 2002 would have been $1.7 million, reflecting one-time termination and redundancy costs associated with the consolidation of our two LEC billing business units.

         Depreciation and Amortization

         Depreciation and amortization expense for the three months ended June 30, 2002 and 2001 was $307,236 and $140,717 respectively. The increase was due to depreciation and amortization expenses associated with fixed assets of ACI and Aelix, offset by the absence of amortization expense for goodwill during the second quarter of 2002, pursuant to the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (see Note 10 to Consolidated Financial Statements).



         Other Income (Expense), Net


         Other income (expense), net, in the second quarter of 2002 was an expense of $1.2 million compared to an expense of $22,975 during the second quarter of 2001. Other expense in the second quarter of 2002 principally consisted of $1.2 million of charges relating to increases in reserves for non-recourse notes receivable and stock subscription notes receivable. The increase in the reserve was deemed appropriate in light of a decline in the value of the underlying stock for the non-recourse notes (see Note 5 to Consolidated Financial Statements).


         Income Taxes


         An income tax benefit of $378,828 was recorded for the second quarter of 2002 compared to an expense of $302,865 in the second quarter of 2001. The income tax benefit in the second quarter of 2002 differs materially from the expected income benefit primarily because of items permanently not deductible for income tax reporting purposes.


         SIX MONTHS  ENDED JUNE 30, 2002  COMPARED TO SIX MONTHS  ENDED JUNE 30,
2001


         Total revenue for the six months ended June 30, 2002 was $21.5 million, up $4.9 million or 29.6% from the comparable period in 2001. Revenues included in the first six months of 2002 for the acquired ACI and Aelix business units were $9.6 million. Excluding revenue generated by ACI and Aelix, the Company's revenue would have declined by 28.0%, reflecting a 23.7% decrease in records processed and competitive pricing. The decline in call records processed reflects increased consumer usage of cell phones and prepaid phone cards to make long distance calls. Call records for neither cell phones nor prepaid phone cards are typically processed through a billing clearinghouse. Additionally, some of the local exchange companies have begun to offer long distance service, which reduces the market share of the network resellers who typically use clearinghouse services.


         The Company is pursuing additional sources of revenue to supplement its LEC billing business. The additional sources of revenue can arise from acquisitions or internal growth. In general, the Company intends to make acquisitions or expand into markets which will leverage the Company's existing infrastructure.


         Cost of Revenues

         Cost of revenues includes billing and collection fees charged to the Company by local telephone companies and related transmission costs, as well as all costs associated with the customer service organization, including staffing expenses and costs associated with telecommunications services. Billing and collection fees charged by the local telephone companies include fees that are assessed for each record submitted and for each bill rendered to its end-user customers. The Company achieves discounted billing costs due to its aggregated volumes and can pass these discounts to its customers. Cost of revenues also includes $0.2 million of costs relating to the Aelix business unit.



         The Company's gross profit margin in the first six months of 2002 was 29.7%, which was equal to the gross margin earned during the same period in 2001. The stable gross profit margin reflects the inclusion of ACI in the 2002 financial results, offset by a competitive pricing environment in 2002. ACI has historically achieved a higher gross margin level than HBS.



         Operating Expenses

         Operating expenses are comprised of all selling, marketing and administrative costs incurred in direct support of the business operations of the Company. Operating expenses for the first six months of 2002 were $8.2 million, compared to $3.1 million in the first quarter of 2001. The $5.1million increase in operating expenses is attributable to the inclusion, in the first six months of 2002, of operating expenses for ACI and Aelix totaling $4.9 million. Excluding the effect of the acquired businesses, operating expenses in 2002 would have been $3.3 million, which would have been $0.2 million higher than operating expenses in the first six months of 2002. Operating expenses in 2002 were adversely affected by staffing redundancies, travel, severance and other costs associated with the consolidation of operations into a single facility.

         Depreciation and Amortization

         Depreciation and amortization expense for the six months ended June 30, 2002 and 2001 was $530,905 and $280,533, respectively. The increase was due to depreciation and amortization expenses associated with fixed assets of ACI and Aelix, offset by the absence of amortization expense for goodwill during the first six months of 2002, pursuant to the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (see Note 10 to Consolidated Financial Statements).

         Other Income (Expense), Net

         Other income (expense), net, in the first six months of 2002 was an expense of $1.4 million, compared to an expense of $20,353 during the first six months of 2001. The increase in expense during 2002 is largely attributable to $1.2 million of charges relating to increases in reserves for non-recourse notes receivable and stock subscription notes receivable. The increase in the reserve was deemed appropriate in light of a decline in the value of the stock which serves as collateral for the non-recourse notes (see Note 5 to Consolidated Financial Statements). Additionally, the Company recorded $130,100 of expense during the first six months of 2002 in connection with the Company's agreement with Qorus to relieve the Company of any future royalty obligation to Qorus in exchange for the Company's cash payment of $100,000, the Company's surrender of 3,010,000 common shares of Qorus and the Company's waiver of its right to purchase up to 1,066,500 shares of Qorus common stock for $0.01 per share.


         Income Taxes


         An income tax benefit of $663,321 was recorded for the first six months of 2002 compared to an expense of $733,732 (from continuing operations) in the first six months of 2001. The income tax benefit in 2002 differs materially from the expected income benefit primarily because of items permanently not deductible for income tax reporting purposes.


         Loss from Discontinued Operations


         The Company's loss from discontinued operations, net of tax benefits, was $605,259 for the six months ended June 30, 2001. The loss relates to PSI, which was spun-off on February 12, 2001 (see Note 4 to Consolidated Financial Statements).



         LIQUIDITY AND CAPITAL RESOURCES


         Avery's cash balance at June 30, 2002 was $1.2 million, compared to $5.4 million at December 31, 2001. Fluctuations in daily cash balances are normal due to the large amount of customer receivables that we collect and process on behalf of our customers. We receive money daily from local exchange carriers, but we ordinarily disburse such collected funds to our customers once each week on Fridays. Accordingly, our cash balance is generally at its highest level on Thursdays and its lowest level on Fridays. The cash balance at June 30, 2002 reflected the Company's cash position at the close of business on Friday, June 28, 2002.

         Avery has incurred a net loss of $2.6 million during the six months ended June 30, 2002, which includes a $1.2 million write off of notes receivable from related parties. The Company also used $6.7 million of cash in operating activities over the same period. The Company anticipates that it will achieve profitability by the fourth quarter of 2002, based upon cost reductions achieved through consolidation of operations. The Company expects that the consolidation of operations will be completed in the third quarter of 2002.

         Additionally, Avery's working capital position at June 30, 2002 was a negative $14.7 million, compared to a negative $13.1 million at December 31, 2001. The Company can operate with negative working capital, because a significant portion of its current liabilities do not need to be paid in the near future. For example, current liabilities at June 30, 2002 include approximately $7 million of deposits from customers which are not typically refunded in the ordinary course of business. The customer deposits would be refundable over time only if the customer were to significantly reduce the volume of business done with the Company or terminate its relationship. Avery has not historically experienced any material loss of customers in its business. The Company also maintains a $6 million working capital line of credit to meet peak cash demands. At June 30, 2002, the Company had $0.5 million available under this credit line.


         Cash flow from operating activities. Net cash used in operating activities was $6.7 million during the first half of 2002, compared to $2.3 million used during the first half of 2001 (excluding discontinued operations). The $6.7 million of cash used in operating activities during 2002 was principally attributable to a $4.7 million reduction in deposits and other payables related to customers, a $2.6 million net loss, a $1.4 million reduction in trade accounts payable and accrued liabilities, and a $0.6 million increase in advance funding receivables, offset by a $1.7 million decrease in trade and other accounts receivable and a non-cash provision for $1.2 million for uncollectible related party receivables. During the first half of 2001, the Company's net use of $2.3 million cash from continuing operations principally reflected a $2.6 million reduction in customer deposits and payables and a $1.3 million reduction in trade payables and accruals, offset by a $0.7 million reduction in trade accounts receivable, $0.4 million of net income and $0.3 million of non-cash depreciation and amortization expense.


         Cash flow from investing activities. Cash used in investing activities was $0.1 million during the first six months of 2002 compared to $1.9 million in the comparable period of 2001. During the first half of 2002 the Company purchased property and equipment costing $0.1 million. In the same period in 2001, the Company used cash through its extension of $1.3 million of loans to other entities and the purchase of $0.6 million in investments in affiliates.


         Cash flow from financing activities. Cash provided by financing activities was $2.6 million during the first six months of 2002 compared to a net use of $0.1 million during the first six months of 2001. During the first half of 2002, the Company borrowed $2.9 million under its line of credit, and used cash to pay $0.2 million of dividends to preferred stock holders and purchase $0.1 million of treasury stock. In the corresponding period in 2001, the Company raised $2.2 million from the issuance of common and preferred stock, and used cash to (i) redeem $0.4 million of preferred stock, (ii) purchase $0.2 million of outstanding stock options, (iii) purchase common stock for $1.2 million, (iv) pay $0.3 million in costs associated with potential acquisitions, and (v) pay $0.2 million for preferred stock dividends.


         Avery's operating cash requirements consist principally of working capital requirements, scheduled debt service obligations, and payments of preferred dividends and capital expenditures. The Company believes cash flows generated from operations, together with borrowings and/or proceeds from the sale of equity securities will be sufficient to fund working capital needs, debt and dividend payment obligations and capital expenditure requirements for the next twelve months.

Item 3     Quantitative and Qualitative Disclosures About Market Risk


         Avery is exposed to market risk from changes in marketable securities (which consist of certificates of deposit). At June 30, 2002, our marketable securities were recorded at a fair value of approximately $202,000, with an overall weighted average return of approximately 2% and an overall weighted average life of less than one year. The marketable securities held by the Company have exposure to price risk, which is estimated as the potential loss in fair value due to a hypothetical change of 20 basis points (10% of our overall average rate of return) in quoted market prices. This hypothetical change would have an immaterial effect on the recorded value of the marketable securities.


         Avery is not exposed to material future earnings or cash flow fluctuations from changes in interest rates on long-term debt since 100% of our long-term debt is at a fixed rate as of June 30, 2002. The fair value of our long-term debt at June 30, 2002 is estimated to be $0.7 million based on the 8% rate of the long-term debt and its maturity of 4.5 years, which is consistent with rates currently available for loans of comparable terms in long-term financing markets.


         To  date,   Avery  has  not  entered  into  any  derivative   financial
instruments to manage interest rate risk and currently are not evaluating the future use of any such financial instruments.


         Avery does not have any exposure to foreign currency transaction gains or losses. All other of the Company's business transactions are in U.S. Dollars.



PART II OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits




                  10.49 Form of Non-Recourse Promissory Note, dated as of March 20, 2002, payable to Avery Communications, Inc. which is a restatement and replacement of a promissory note dated October 19, 2000 in an equivalent amount (filed herewith)

                  21.1     Subsidiaries of Registrant (filed herewith)

                  99.1 Certificate of the Chief Executive Officer dated as of August 14, 2002 pursuant to the Sarbanes-Oxley Act of 2002 (filed herewith)

                  99.2 Certificate of the Chief Financial Officer dated as of August 14, 2002 pursuant to the Sarbanes-Oxley Act of 2002 (filed herewith)



(b)      Reports on Form 8-K


                  None

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf, thereunto duly authorized.


                                              Avery Communications, Inc.

                                                    (Registrant)

                                      ------------------------------------------

Date     August 14,2002                       /s/Patrick J. Haynes III
    ----------------------------
                                      ------------------------------------------
                                                 Patrick J. Haynes III
                                                 Chairman of the Board


Date      August 14, 2002                      /s/ Thomas C. Ratchford
    -----------------------------
                                      ------------------------------------------
                                                  Thomas C. Ratchford
                                                 Chief Financial Officer