Form 10KSB/A
period 2001-12-31
AVERY COMMUNICATIONS INC
filed 2002-09-03
CIK 946855

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                 FORM 10-KSB/A

                               (Amendment No. 1)
(Mark one)
[X]  ANNUALREPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
           1934.

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


Issuers revenues for the most recent fiscal year........................... $41,915,531
Aggregate market value of the 1,095,754 shares of Common Stock held by non-affiliates of the registrant at the closing sales price on
March 22, 2002............................................................. $2,081,932
Number of shares of Common Stock outstanding as of the close of business on
March 22, 2002.............................................................  1,190,184

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

   The Company's largest customer in 2001 and 2000 was PT-1 Communications, Inc. ("PT-1"), a telecommunications reseller, which accounted for 47% and 48% of total revenue in 2001 and 2000, respectively. Since March 9, 2001, PT-1 has been operating under Chapter 11 of the U.S. Bankruptcy Code in connection with the reorganization of its parent company. The bankruptcy filing has not had a material adverse effect on the Company's relationship with PT-1.

   The Company had no other customers in 2001 whose business accounted for more than 10% of total revenue. In 2000, there was one other customer whose business accounted for more than 10% of total revenue. That customer, Tel-Save, provided 23% of the Company's revenue.

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

   The Company assesses realizability of deferred tax assets based upon the likelihood of earning taxable income in future periods. A majority of the Company's deferred tax assets relate to items deducted for financial reporting purposes currently but deductible for tax reporting purposes in future periods. The Company believes that it will generate taxable income during the year ending December 31, 2002. The ability of the Company to earn taxable income in future periods is dependent upon a variety of factors, including stability of the business environment, continuity of customers, control of expenses and absence of special items arising outside the ordinary course of business.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Beneficial Ownership of Avery's Voting Securities

   On March 25, 2002, Avery had 1,190,184 shares of common stock, 1,500,000 shares of series d preferred stock, 2,150,493 shares of series g preferred stock, 1,600,000 shares of series h preferred stock and 500,000 shares of series i preferred stock outstanding. The holders of the series d preferred stock are presently entitled to one vote per share on any matters submitted to Avery's stockholders for a vote. The holders of the series g preferred stock are entitled to 0.139525 vote per share on any matter submitted to Avery's stockholders for a vote. The holders of the series h and i preferred stock are entitled to 0.125 vote per share on any matter submitted to Avery's stockholders for a vote. The holders of these securities vote as a single class on all matters submitted to Avery's stockholders for a vote unless a separate vote is otherwise required by law or Avery's certificate of incorporation.

   Therefore, as of March 25, 2002, a total of 3,252,732 shares of Avery's voting securities were outstanding, all of which constitute a single class of voting securities.

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

                                              AVERY COMMUNICATIONS, INC.


                                              By:   /s/  THOMAS C. RATCHFORD
                                                  -----------------------------
                                                       Thomas C. Ratchford
                                                         Vice President,
                                                    Chief Financial Officer,
                                                     Secretary and Treasurer

Date:  September 3, 2002

                   CERTIFICATION BY CHIEF EXECUTIVE OFFICER

   I, Patrick J. Haynes, III, certify that:

      1. I have reviewed this annual report on Form 10-KSB of Avery Communications, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

[Items 4, 5 and 6 omitted pursuant to the transition provisions of Release No.
                                  34-46427.]

Date: September 3, 2002

                                                   /s/  PATRICK J. HAYNES, III
                                                  -----------------------------
                                                     Patrick J. Haynes, III,
                                                     Chief Executive Officer

                   CERTIFICATION BY CHIEF FINANCIAL OFFICER

   I, Thomas C. Ratchford, certify that:

      1. I have reviewed this annual report on Form 10-KSB of Avery Communications, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

      3, Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

[Items 4, 5 and 6 omitted pursuant to the transition provisions of Release No.
                                  34-46427.]

Date: September 3, 2002

                                                    /s/  THOMAS C. RATCHFORD
                                                  -----------------------------
                                                      Thomas C. Ratchford,
                                                     Chief Financial Officer

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

                                                /s/ KING GRIFFIN & ADAMSON P.C.

Dallas, Texas
March 20, 2002

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                   December 31, December 31,
                                     ASSETS                                            2001         2000
                                     ------                                        ------------ ------------
Current assets:
   Cash and cash equivalents...................................................... $ 5,422,202  $ 6,719,888
   Trade accounts and notes receivable, net of allowance for doubtful accounts of
     $242,000.....................................................................   3,231,166    1,414,249
   Advance payment receivables....................................................   1,794,352    1,797,634
   LEC billing and collection fees receivable.....................................   4,948,502    4,561,600
   Other receivables..............................................................      94,376      210,227
   Receivable from OAN............................................................   2,113,056           --
   Deferred tax asset.............................................................   1,090,690      565,562
   Deposits with LECs.............................................................     933,618           --
   Other current assets...........................................................      53,354       29,661
   Net current assets of discontinued operations..................................          --      669,620
                                                                                   -----------  -----------
          Total current assets....................................................  19,681,316   15,968,441
                                                                                   -----------  -----------
Property and equipment:
   Computer equipment and software................................................   5,718,172    1,282,988
   Furniture and fixtures.........................................................     500,003      322,023
   Accumulated depreciation and amortization......................................  (1,379,877)    (784,168)
                                                                                   -----------  -----------
          Total property and equipment, net.......................................   4,838,298      820,843
                                                                                   -----------  -----------
Other assets:
   Goodwill, net of accumulated amortization of $1,263,429 and $1,001,725.........   5,577,735    2,753,892
   Investments in affiliates......................................................      30,100    1,519,000
   Deposits with LECs.............................................................   2,236,983    2,746,869
   Purchased contracts, net of accumulated amortization of $339,996 and
     $328,225.....................................................................      14,267       26,038
   Notes receivable due from related parties, net of allowance of $1,210,800 at
     December 31, 2001............................................................     752,700    4,046,772
   Capitalized financing fees.....................................................     718,299           --
   Other assets...................................................................      43,036       14,554
   Net long-term assets of discontinued operations................................          --    7,746,836
                                                                                   -----------  -----------
          Total other assets......................................................   9,373,120   18,853,961
                                                                                   -----------  -----------
          Total assets............................................................ $33,892,734  $35,643,245
                                                                                   ===========  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

                                                                                                   December 31, December 31,
                          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                               2001         2000
                          ----------------------------------------------                           ------------ ------------
Current liabilities:
   Current notes payable.......................................................................... $        --  $     6,667
   Line of credit.................................................................................   2,607,705           --
   Trade accounts payable.........................................................................   5,144,763    4,117,671
   Accrued liabilities............................................................................   4,306,386    3,323,874
   Current portion of customer cure liability.....................................................     317,701           --
   Income taxes payable...........................................................................     163,994      314,547
   Deposits and other payables related to customers...............................................  20,271,174   18,594,786
                                                                                                   -----------  -----------
         Total current liabilities................................................................  32,811,723   26,357,545
                                                                                                   -----------  -----------
Non-current liabilities:
   Long-term notes payable due to related party...................................................     680,681      333,475
   Customer cure liability - long-term portion....................................................   1,576,021           --
                                                                                                   -----------  -----------
         Total non-current liabilities............................................................   2,256,702      333,475
                                                                                                   -----------  -----------
Redeemable preferred stock:
   Series A; $0.01 par value, 391,667 shares authorized, issued and outstanding (liquidation
    preference of $391,667).......................................................................     391,667      391,667
   Series B; $0.01 par value, 390,000 shares authorized, issued and outstanding (liquidation
    preference of $390,000).......................................................................     390,000      390,000
   Series C; $0.01 par value, 40,000 shares authorized, issued and outstanding (liquidation
    preference of $40,000)........................................................................      40,000       40,000
   Series D; $0.01 par value, 1,500,000 authorized, issued and outstanding (liquidation
    preference of $1,500,000).....................................................................   1,500,000    1,500,000
   Series E; $0.01 par value, 0 and 350,000 shares authorized, issued and outstanding at
    December 31, 2001 and December 31, 2000, respectively (liquidation preference of $0 and
    $350,000 at December 31, 2001 and December 31, 2000, respectively)............................          --      350,000

                                                                                                   -----------  -----------
         Total redeemable preferred stock.........................................................   2,321,667    2,671,667

                                                                                                   -----------  -----------

Commitments and contingencies (Notes 8 and 14)....................................................          --           --

Stockholders' equity (deficit):
   Preferred stock (20,000,000 shares authorized):
      Series G; $0.01 par value, 2,150,493 and 7,126,894 shares authorized, issued and outstanding at December 31, 2001 at December 31, 2000, respectively (liquidation preference of $21,505 and $71,269 at December 31, 2001 and December 31, 2000
       respectively)..............................................................................      21,505       71,269
      Series H; $0.01 par value, 1,600,000 and 0 shares authorized, issued and outstanding at
       December 31, 2001 and December 31, 2000, respectively (liquidation preference of
       $1,600,000 and $0 at December 31, 2001 and December 31, 2000, respectively)................      16,000           --
      Series I; $0.01 par value, 500,000 and 0 shares authorized, issued and outstanding at
       December 31, 2001 and December 31, 2000, respectively (liquidation preference of
       $500,000 and $0 at December 31, 2001 and December 31, 2000, respecively)...................       5,000           --
Common stock: $0.01 par value, 20,000,000 shares authorized, 1,267,955 and 12,461,230 (prior to 1 for 8 reverse stock split) shares issued at December 31, 2001 and December 31, 2000,
 respectively.....................................................................................      12,680      124,613
Additional paid-in capital........................................................................   6,639,337   15,752,226
Accumulated deficit...............................................................................  (9,055,012)  (6,539,013)
Treasury stock, 60,271 and 1,215,216 (prior to 1 for 8 reverse stock split) shares at December 31,
 2001 and 2000, respectively, at cost.............................................................     (58,440)  (2,036,801)
Subscription notes receivable.....................................................................  (1,078,428)  (1,091,736)

                                                                                                   -----------  -----------
         Total stockholders' equity (deficit).....................................................  (3,497,358)   6,280,558

                                                                                                   -----------  -----------
         Total liabilities and stockholders' equity (deficit)..................................... $33,892,734  $35,643,245

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
                                                 =====================================================================

                                                      Treasury Stock
                                                 -----------------------  Accumulated
                                                   Shares       Amount      Deficit       Total
                                                 ----------  -----------  -----------  -----------
Balance at December 31, 1999....................  1,176,916  $(1,981,999) $(5,161,775) $ 5,326,433
Reclassification of preferred stock series A, B,
 C, D, E to redeemable preferred stock..........                                        (2,671,667)
Payment of preferred stock dividend.............                                          (284,892)
Issuance of shares for cash in connection with
 exercise of warrants...........................                                           520,867
Issuance of shares in connection with exercise
 of warrants and options for notes receivable
 including compensation cost of $848,288........                                           848,288
Partial conversion of preferred stock to
 common stock...................................                                                --
Release of HBS escrow shares--earn-out
 agreement......................................                                            90,000
Granting of warrants for services...............                                           239,819
Issuance of shares for services.................                                            68,750
Treasury stock received in settlement...........     38,300      (54,802)                  (54,802)
Preferred stock issued in connection with
 Primal Systems, Inc. settlement and related
 anticipated spin-off...........................                                         3,575,000
Net loss........................................                           (1,377,238)  (1,377,238)

Balance at December 31, 2000....................  1,215,216   (2,036,801)  (6,539,013)   6,280,558
Payment of preferred stock dividend.............                                          (486,905)
Redemption of preferred stock in connection
 with Primal Systems, Inc. spin-off.............                                        (4,976,401)
Record the Primal Solutions, Inc. spin-off......                                        (2,465,547)
Options purchased with cash.....................                                          (126,622)
Preferred stock issued for cash.................                                         1,995,000
Payment on subscription note receivable.........                                            13,308
Issuance of shares for services.................                                            51,308
Purchase of treasury stock for cash.............  1,189,813   (1,217,102)               (1,217,102)
Treasury stock cancelled........................ (2,399,154)   3,244,419                        --
Reflect 1 for 8 reverse stock split.............                                                --
Treasury stock received in settlement of notes
 payable........................................     54,396      (48,956)                  (48,956)
Net loss........................................                           (2,515,999)  (2,515,999)

Balance at December 31, 2001....................     60,271  $   (58,440) $(9,055,012) $(3,497,358)


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

   HBS provides billing and collection clearinghouse services to its telecommunications customers. Billing and collection services are performed by Local Exchange Carriers ("LECs"), which HBS administers pursuant to long-term contracts. HBS currently operates under contracts with all regional bell operating companies and various other independents. The contracts give HBS the capability of billing in 49 states and the District of Columbia.

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

                 \AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

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

Purchased Contracts

   The direct costs of acquiring billing and collection contracts with LECs are capitalized and amortized straight-line over the contract life, generally three to five years. Amortization of LEC contracts from continuing operations for the years ended December 31, 2001 and 2000 was $11,771 and $52,017, respectively.

Capitalized Financing Fees

   Capitalized financing fees are amortized over the life of the related loans ranging from three to five years.

Allowance for Doubtful Accounts

   The Company assessed collectibility of receivables on a customer-by-customer basis and establishes appropriate reserves as necessary. This evaluation process includes a review of the volume of call records currently being processed by the Company.

Income Taxes

   The Company utilizes the asset and liability approach to accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statements

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Revenue Recognition

  Continuing Operations:

   Revenue and Cost Recognition, Billing Services, and Advance Funding Programs

   Billing Services--The Company recognizes billing services revenue when its customers' records are accepted by the LEC for billing and collection. Bills are generated by the LECs and the collected funds are remitted to the Company, which in turn remits these funds, net of fees and reserves, to its billing customers. These reserves represent cash withheld from customers to satisfy future obligations on behalf of the customer. The obligations consist of local exchange carrier billing fees, bad debts, and sales and excise taxes. The Company records trade accounts receivable and service revenue for fees charged for its billing services. When the Company collects the customers' receivables from the LECs, the Company's trade receivables are reduced by the amount corresponding to the Company's processing fees. The remaining funds are recorded as amounts due to customers and included in Deposits and other payables related to customers in the accompanying balance sheets. The Company also retains a reserve from its customers' settlement proceeds, calculated to cover accounts that the LEC's are unable to collect, including LEC billing fees and sales taxes, and are included in Deposits and other payables related to customers in the accompanying balance sheets.

   Advance Funding Programs--The Company offers participation in advance funding to qualifying customers through its advance payment program. Under the terms of the agreements, the Company purchases the customer's accounts receivable for an amount equal to the face amount of the billing records submitted to the LEC by the Company, less various items including costs and expenses on previous billing records, financing fees, LEC charges, rejects and other similar items. The Company advances 50% to 75% of the purchased amount. The purchased accounts receivable are recorded at the net amount advanced to customers (as Advance payment receivables). Financing charges are assessed until the Company recoups its initial payment. The Company records a 1% initial non-refundable fee as income when funds are advanced to the customer. The Company also records interest income, typically at four percentage points over prime on outstanding advances. There are no substantial costs incurred in factoring a customer's receivables, and all costs associated with the receivable are recognized as incurred. The receivables are typically repaid in 60 days.

   The Company believes that three factors reduce the potential exposure to credit losses. First, the Company advances funds against customer receivables at a level which is usually less than 90% of the expected recovery from the billing LEC. Second, payments from a diversified group of telephone end-users are being passed through a LEC, which has historically been an A+ credit risk. Thirdly, the LECs pay the Company directly, so that the Company can deduct any amounts owed it before remitting funds to the customer. In addition, the Company typically withholds a portion of payments received from LECs before remitting the balance due to its customers which minimizes the Company's exposure to subsequent charges from LECs (see Note 8).

   The Company has no off-balance sheet receivables or exposure to other credit losses.

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

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

Interest Income

   Interest income from factored receivables and notes receivable is recognized as earned.

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

Net Income Loss Per Common Share

   Net loss per common share is computed by dividing the net loss, increased by preferred stock dividends earned of $453,715 and $283,783 for the years ended December 31, 2001 and 2000, respectively, by the weighted average number of shares of common stock outstanding during the respective periods. The effect of the preferred stock dividend on the net loss per common share was $0.36 and $0.24 per weighted average common share outstanding for the years ended December 31, 2001 and 2000 respectively. Diluted earnings per share

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES include the effect of all dilutive options and warrants and instruments convertible into common stock. During the year ended December 31, 2000, the effect of outstanding warrants and options and convertible securities on the computation of net loss per share was dilutive and, therefore, was included in the computation of diluted weighted average shares. During the year ended December 31, 2001, the effect of outstanding warrants and options and convertible securities on the computation of net loss per share was anti-dilutive and, therefore, was not included in the computation of diluted weighted average shares.

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

   In July, 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). Under the new rules, goodwill and intangible assets that are deemed to have indefinite lives are no longer amortized but are reviewed annually for impairment. The provisions of FAS 142 are

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES required for fiscal years beginning after December 15, 2001. The Company will apply new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in a decrease in amortization of goodwill of $158,000 per year ($0.12 per share in 2001). During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the results of operations or financial position of the Company.

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
                                                               ----------
             Total liabilities................................ $5,241,902
                                                               ==========

   The Company paid $1,615,666 including acquisition costs of $507,000 for the purchased assets and liabilities assumed. The acquisition of the business was accounted for using the purchase method of accounting with revenues and expenses of the business being included in the Company's operations from the acquisition date.

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

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

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

    Assets......................................................
       Accounts receivable-trade................................ $   84,301
       Deposits.................................................     68,383
       Fixed Assets and software acquired.......................  1,127,773
       Goodwill.................................................  2,968,839
                                                                 ----------
           Total assets.........................................  4,249,296
                                                                 ----------
    Liabilities.................................................
       Accrued expenses.........................................     68,088
                                                                 ----------
           Total purchase price including acquisition costs..... $4,181,208
                                                                 ==========

   Management of Avery perceived attractive economic potential from the Aelix business. Additionally, the business is expected to provide leverage and support for Avery's information technology infrastructure. Financial projections support the expectation that Aelix has the ability to generate substantial positive cash flows over time. The Aelix business is a development stage enterprise and has minimal tangible assets. The purchase price was largely based on the expected future cash flow of the business and accordingly was in excess of the value of tangible assets acquired.

   The Company has allocated $900,000 of value to the acquired software. The Company intends to obtain an independent appraisal of the acquired software during 2002. The purchase price allocation is subject to change, pending the appraisal.

   The Company expects the entire amount of goodwill to be deductible for federal income tax purposes.

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

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

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

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

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

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
                                                  ===========    ===========

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

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

   The Company's investments in affiliates are carried at the lower of cost or fair market value.

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

6. Short-Term Debt Obligations

   In December 2001, the Company negotiated an advanced funding program facility and a working capital facility with a financial institution in the amounts of $3,000,000 and $6,000,000, respectively. Interest is payable monthly at the prime rate plus 3% (7.75% at December 31, 2001), and the principal, if any is outstanding, is due December 2004. At December 31, 2001 $2,607,705 was outstanding under the working capital facility. There were no amounts drawn on the advance funding facility at December 31, 2001. The facilities are secured by substantially all the assets of HBS and ACI. Both agreements contain certain covenants that require the Company

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES to maintain certain financial ratios related to cash collections and working capital as defined in the agreement, limit certain payments and transfers to affiliates and limit additional indebtedness. At December 31, 2001 the Company was in compliance with these covenants. The Company, its Chief Executive Officer and a major stockholder, which is an entity controlled by the Company's Chief Executive Officer guarantee both agreements.

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
                                                                                --------
       Total................................................................... $680,681
                                                                                ========

8. Concentration of Credit Risk and Significant Customers

   During 2001, one customer provided 47% of total revenue. The customer was within the local exchange carrier billing segment.

   During 2000, two customers generated 71% of total revenue. Those two customers individually generated 48% and 23% of total revenue, and both were within the local exchange carrier billing segment.

   At December 31, 2001, eight (8) customers represented approximately 58% of trade receivables and six (6) customers represented 92% of outstanding advanced payment receivables. At December 31, 2000, five (5) customers comprised approximately 91% of trade receivables and six (6) customers accounted for approximately 91% of outstanding advanced payment receivables. Credit risk with respect to trade accounts receivable generated through billing services is limited as the Company collects its fees through receipt of all its customers' cash directly from LEC's. The credit risk with respect to the purchase of accounts receivable is reduced as the Company only advances 50% to 75% of the gross accounts receivable purchased. Management evaluates

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES accounts receivable balances on an on-going basis and provides allowances as necessary for amounts estimated to eventually become uncollectible. In the event of complete non-performance of accounts receivable, the maximum exposure to the Company is the recorded amount shown on the balance sheet.

   Under its billing contracts with the LECs, the Company is obligated to pay refunds due customers to the LECs if they are assessed. Accordingly, to the extent that the Company is unable to recover refunds from its customers and to the extent that it is holding insufficient reserves of its customers to cover these refunds, the Company will be financially responsible for these refunds.

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
                                           =========  ==========

   A reconciliation of the federal income tax provision (benefit) based on the U.S. Corporate income tax rate of 34% for the years ended December 31, 2001 and 2000 is as follows:

                                                             2001       2000
                                                          ---------  ----------
Income tax provision (benefit) at statutory rate......... $(555,226) $1,236,500
Net operation loss utilized..............................        --     (57,460)
Change in deferred tax rate..............................        --          --
Other....................................................   (70,429)         --
Change in valuation allowance............................        --    (199,195)
State income taxes.......................................   (62,400)    167,220
Adjustments to prior year current taxes..................  (205,000)   (218,736)
Dicontinued operations...................................   345,000          --
Items permanently not deductible for Federal tax purposes   765,000     385,189
                                                          ---------  ----------
Income tax expense (benefit)............................. $ 216,945  $1,313,518
                                                          =========  ==========

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

   Deferred tax assets and liabilities at December 31, 2001 and 2000 are as follows:

                                                           2001      2000
                                                        ---------- --------
     Current deferred tax asset........................ $1,090,690 $565,562
     Valuation allowance for current deferred tax asset         --       --
                                                        ---------- --------
     Net current deferred tax asset.................... $1,090,690 $565,562
                                                        ========== ========

   The deferred tax asset at December 31, 2001 and 2000 was comprised of the following:

                                                               2001        2000
-                                                           ----------  ----------
Provision for doubtful accounts, notes receivable and other $  919,538  $  436,381
Accrued bonus and vacation.................................    185,185     118,089
Other, net.................................................    (14,033)     11,092
                                                            ----------  ----------
   Total................................................... $1,090,690  $5,565,562
                                                            ==========  ==========

   The current deferred tax asset results primarily from differences in contingency and valuation reserves for financial and federal income tax reporting purposes and other amounts not currently deductible for Federal income tax reporting purposes. The Company assesses realizability of deferred tax assets based upon the likelihood of earning taxable income in future periods. A majority of the Company's deferred tax assets relate to items deducted for financial reporting purposes currently but deductible for tax reporting purposes in future periods. The Company believes that it will generate taxable income during the year ending December 31, 2002. The ability of the Company to earn taxable income in future periods is dependent upon a variety of factors, including stability of the business environment, continuity of customers, control of expenses and absence of special items arising outside the ordinary course of business.

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

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

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

   In addition, the Company has issued stock options outside of the Plan to employees, directors and others as compensation for services provided to the Company as well as options that are non-compensatory in nature. During 2001, the Company issued 158,750 options as compensation to employees and directors. All options issued during 2001 were issued with exercise prices equal to or greater than market value. In connection with options issued to employees during 2000, a number of which had exercise prices below market value and other options previously issued that were re-priced, the Company has recorded $848,288 of compensation expense in 2000. The reduction in exercise price was contingent upon the exercise of the underlying option. In connection

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES with options issued to service providers as compensation, the Company has recognized $0 and $239,819 of professional service costs in 2001 and 2000, respectively, estimated using the Black-Scholes pricing model.

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

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

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

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

   The Company's guarantee of Primal's Billing Solutions', note payable (see note 3), which had an unpaid balance of $1,722,418 as of December 31, 2001, was unaffected by the Company's distribution of Primal's common stock to its security holders.

   The Company files consolidated sales and excise tax returns on behalf of its customers for the various municipal, state and Federal jurisdictions in which its customers do business. The Company relies on monthly tax reports it receives from the LECs in reporting and remitting such taxes. The Company's customers are contractually obligated to reimburse the Company for any disputes with taxing authorities that may arise from filing the sales and excise tax returns on behalf of their customers. The Company is contingently liable for any such disputes or assessments if its customers are unable or unwilling to honor the contract provisions. There were no such disputes at December 31, 2001. The Company is also contingently liable for charge backs from the LECs, to the extent such charge backs exceed customers' reserves for such charge backs. This contingent liability is increased when the Company discontinues business with a particular customer.

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

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

   A summary of the segments' operating income (loss) and other information as of and for the year ended December 31, 2001 follows:

                                        Year Ended December 31, 2001
                                --------------------------------------------  ------------
                                                 Intelligent
                                Local Exchange     Message       Corporate
                                Carrier Billing Communications Administration Consolidated
                                --------------- -------------- -------------- ------------
Revenue........................   $41,846,978     $   68,553    $        --   $41,915,531
Depreciation and amortization..      (843,850)       (25,334)            --      (869,184)
Segment profit (loss)..........     3,188,560        (75,701)    (4,962,822)   (1,849,963)
Interest revenue...............       343,278                                     343,278
Interest expense...............                                      68,812        68,812
Income tax expense (benefit)...     1,084,110        (25,738)    (1,275,317)     (216,945)
Non-cash expenses, other than
  depreciation and amortization       (48,000)            --     (3,755,477)   (3,803,477)
Segment assets.................    27,080,867      4,400,162      2,411,705    33,892,734
Capital expenditures by segment        56,507        144,204             --       200,711

   All revenues were generated from external customers.

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

  21.1  Subsidiaries of Registrant

  99.1  Certificate of Chief Executive Officer dated as of September 3, 2002 pursuant to the Sarbanes-Oxley
          Act of 2002 (filed herewith)

  99.2  Certificate of Chief Financial Officer dated as of September 3, 2002 pursuant to the Sarbanes-Oxley
          Act of 2002 (filed herewith)

--------
* Denotes a management contract or compensatory plan or arrangement.