Form 10QSB/A
period 2002-03-31
AVERY COMMUNICATIONS INC
filed 2002-09-03
CIK 946855

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                  -------------


                                  FORM 10-QSB/A
                                (Amendment No. 1)

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

          The number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2002:


        TITLE OF CLASS                             NUMBER OF SHARES OUTSTANDING
        --------------                             ----------------------------

Common Stock, $.01 par value                                 1,190,184


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

                   AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS -(Continued)

                            LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                                                                   MARCH 31, 2002  DECEMBER 31, 2001
                                                                                                  ---------------- -----------------
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

Commitments and contingencies (Note 5)

Stockholders' deficit:
   Preferred stock:
       Series G; $0.01 par value, 2,150,493 shares authorized, issued and
           outstanding at March 31, 2002 and December 31, 2001 (liquidation preference of $21,505)         21,505           21,505
       Series H; $0.01 par value, 1,600,000 shares authorized, issued and
           outstanding at March 31, 2002 and December 31, 2001 (liquidation preference of $1,600,000)      16,000           16,000
       Series I; $0.01 par value, 500,000 shares authorized, issued and
           outstanding at March 31, 2002 and December 31, 2001 (liquidation preference of $500,000)         5,000            5,000
   Common stock: $0.01 par value, 20,000,000 shares authorized, 1,267,955 issued
     and outstanding at March 31, 2002 and December 31, 2002, respectively                                 12,680           12,680
   Additional paid-in capital                                                                           6,601,837        6,639,337
   Accumulated deficit                                                                                 (9,607,263)      (9,055,012)
   Treasury stock, 77,771 and 60,271 shares at March 31, 2002 and December 31, 2001,
     respectively, at cost                                                                                (91,577)         (58,440)
   Subscription notes receivable                                                                       (1,078,428)      (1,078,428)
                                                                                                   ---------------  ---------------
           Total stockholders' deficit                                                                 (4,120,246)      (3,497,358)
                                                                                                   ---------------  ---------------

           Total liabilities and stockholders' deficit                                          $      32,275,222  $    33,892,734
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

                   AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE QUARTER ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                      March 31,
                                                                 2002           2001
                                                              (unaudited)

Revenues                                                     $ 11,179,661   $   8,464,611

Cost of revenues                                               (8,027,725)     (5,836,390)
                                                              ------------   -------------

     Gross profit                                               3,151,936       2,628,221

Operating expenses                                             (3,824,798)     (1,721,189)
                                                              ------------   -------------

     Operating income (loss)                                     (672,862)        907,032
                                                              ------------   -------------

Other income (expense):
   Interest expense                                               (40,011)        (14,745)
   Option buyback costs                                                 -         (88,378)
   Other, net                                                    (123,871)        105,745
                                                              ------------   -------------

     Total other income (expense), net                           (163,882)          2,622
                                                              ------------   -------------
Income (loss) from continuing  operations before
    provision for income taxes and discontinued operations       (836,744)        909,654
Income tax benefit (expense)                                      284,493        (430,867)
                                                              ------------   -------------
Income (loss) from continuing operations                         (552,251)        478,787
Loss from discontinued operations (less applicable income
   tax benefit of $311,799 at March 31, 2001                            -        (605,259)
                                                              ------------   -------------

     Net loss                                                $   (552,251)  $    (126,472)
                                                              ============   =============

Net loss attributable to common stockholders                 $   (675,443)  $    (238,398)
                                                              ============   =============
Per share data:
Basic net loss per share:
Continuing operations income (loss)                          $      (0.56)  $        0.28
Discontinued operations                                                 -           (0.46)
                                                              ------------   -------------
Net loss                                                     $      (0.56)  $       (0.18)
                                                              ============   =============
Diluted net loss per share:
Continuing operations income (loss)                          $      (0.56)  $        0.19
Discontinued operations                                                 -           (0.46)
                                                              ------------   -------------
Net loss                                                     $      (0.56)  $       (0.27)
                                                              ============   =============
Weighted average number of common shares outstanding:
   Basic common shares                                          1,198,906       1,307,090
                                                              ============   =============
   Diluted common shares                                        1,198,906       1,937,389
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

     The net effect of not recording any amortization of goodwill reduced the net loss by approximately $40,000 for the three months ended March 31, 2002 ($0.03 per share). If the statement had been applied effective at the beginning of the three month period ended March 31, 2001, the net income from continuing operations would have increased, and the net loss would have decreased, by approximately $40,000, which would have resulted in net income from continuing operations of $519,163 ($0.27 per share, basic, and $0.18 per share, diluted) and a net loss of $86,096 ($0.19 loss per share, basic and diluted).

     The Company has two segments which correspond with its two reporting units, the local exchange carrier billing segment and the intelligent message communications segment. Goodwill recorded on the Company's financial statements includes $2.5 million within the local exchange carrier billing segment and $3.1 million within the intelligent message communication segment.

     In assessing the value of goodwill in the intelligent message communications segment at March 31, 2002, the Company reviewed the valuation obtained to support the Company's initial purchase price allocation. This business valuation supports the related goodwill carried on the Company's financial statements. On the basis of the independent valuation and the judgment of management, the Company concluded that there is no impairment of goodwill for this segment.

     The Company intends to obtain an independent valuation of its intelligent message communications segment during the second quarter of 2002. Additionally, it intends annually, on a going forward basis, to evaluate the goodwill of its intelligent message communications segment during the fourth quarter of each year. Accordingly, this goodwill impairment review process will be completed again during the second and fourth quarters of 2002 using an enterprise value methodology. If the fair market value of the business is less than the carrying value, the Company will complete the impairment test to specifically identify the goodwill impairment amount.

     In connection with its local exchange carrier billing segment, the Company has completed its initial assessment of the business value by comparing its estimate of fair value to the carrying amount and has concluded that the fair value of this segment exceeds its carrying value. The Company intends annually, on a going forward basis, to evaluate the goodwill of its local exchange carrier billing segment during the fourth quarter of each year. Accordingly, this goodwill impairment review process will be completed again during the fourth quarter of 2002 using an enterprise value methodology. If the fair market value of the business is less than the carrying value, the Company will complete the impairment test to specifically identify the goodwill impairment amount.

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


PART II OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         10.48 Receivables Sale Agreement dated as of December 19, 2001 among HBS Billing Services Company and ACI Billing Services, Inc., individually and collectively, and RFC Capital Corporation

         99.1 Certificate of the Chief Executive Officer dated as of September 3, 2002 pursuant to the Sarbanes-Oxley Act of 2002 (filed herewith)

         99.2 Certificate of the Chief Financial Officer dated as of September 3, 2002 pursuant to the Sarbanes-Oxley Act of 2002 (filed herewith)

(b)      Reports on Form 8-K

         None


                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf, thereunto duly authorized.


                                        Avery Communications, Inc.
                                        --------------------------

                                               (Registrant)

Date  September 3, 2002                  /s/ Patrick J. Haynes III
    ---------------------               ---------------------------------
                                             Patrick J. Haynes III
                                             Chairman of the Board


Date  September 3, 2002                  /s/ Thomas C. Ratchford
    ---------------------               ---------------------------------
                                             Thomas C. Ratchford
                                             Chief Financial Officer

                    CERTIFICATION BY CHIEF EXECUTIVE OFFICER
                    ----------------------------------------

     I, Patrick J. Haynes, III, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Avery Communications, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     [Items 4, 5 and 6 omitted pursuant to the transition provisions of Release No. 34-46427.]


Date:  September 3, 2002


                                       /s/ Patrick J. Haynes, III
                                       -----------------------------------------
                                       Patrick J. Haynes, III,
                                       Chief Executive Officer

                    CERTIFICATION BY CHIEF FINANCIAL OFFICER
                    ----------------------------------------

     I, Thomas C. Ratchford, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Avery Communications, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

[Items 4, 5 and 6 omitted pursuant to the transition provisions of Release No. 34-46427.]


Date:  September 3, 2002


                                        /s/ Thomas C. Ratchford
                                        ----------------------------------------
                                        Thomas C. Ratchford,
                                        Chief Financial Officer