Form 10-Q/A
period 2002-06-30
AVERY COMMUNICATIONS INC
filed 2002-09-03
CIK 946855

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  -------------

                                   FORM 10-Q/A
                               (Amendment No. 1)

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

The number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2002:


         TITLE OF CLASS                          NUMBER OF SHARES OUTSTANDING

   Common Stock, $.01 par value                            1,083,853

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

Commitments and contingencies

Stockholders' deficit:
   Preferred stock:
       Series G; $0.01 par value, 2,150,493 shares authorized, issued and
        outstanding (liquidation preference of $21,505)                                      21,505       21,505
       Series H; $0.01 par value, 1,600,000 shares authorized, issued and
        outstanding (liquidation preference of $1,600,000)                                   16,000       16,000
       Series I; $0.01 par value, 500,000 shares authorized, issued and
        outstanding (liquidation preference of $500,000)                                      5,000        5,000
   Common stock: $0.01 par value, 20,000,000 shares authorized, 1,267,955 issued             12,680       12,680
   Additional paid-in capital                                                             6,390,841    6,639,337
   Accumulated deficit                                                                  (11,652,657)  (9,055,012)
   Treasury stock, 184,102 and 60,271 shares at June 30, 2002 and December 31, 2001,
     respectively, at cost                                                                 (222,986)     (58,440)
   Subscription notes receivable                                                           (175,991)  (1,078,428)
                                                                                         -----------  -----------
          Total stockholders' deficit                                                    (5,605,608)  (3,497,358)
                                                                                         -----------  -----------

          Total liabilities and stockholders' deficit                                  $ 28,462,322  $33,892,734
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


                                                                    Three Months Ended           Six Months Ended
                                                                        June 30,                      June 30,
                                                              ----------------------------- ------------------------------
                                                                  2002            2001          2002            2001
                                                              -------------  -------------- -------------- ---------------
Revenues                                                      $ 10,335,759   $    8,135,849 $  21,515,420  $   16,600,460

Cost of revenues                                                (7,100,289)      (5,830,411)  (15,128,014)    (11,666,801)
                                                               ------------    -------------  ------------   -------------

     Gross profit                                                3,235,470        2,305,438     6,387,406       4,933,659

Operating expenses                                              (4,410,581)      (1,405,807)   (8,235,379)     (3,126,996)
                                                               ------------    -------------  ------------   -------------

     Operating income (loss)                                    (1,175,111)         899,631    (1,847,973)      1,806,663
                                                               ------------    -------------  ------------   -------------

Other income (expense):
   Interest expense                                                (42,882)         (99,702)      (82,893)       (114,447)
   Option buyback costs                                                  -                -             -         (88,378)
   Write-off of receivables from related parties                (1,200,000)                    (1,200,000)              -
   Other, net                                                       (6,229)          76,727      (130,100)        182,472
                                                               ------------    -------------  ------------   -------------

     Total other income (expense), net                          (1,249,111)         (22,975)   (1,412,993)        (20,353)
                                                               ------------    -------------  ------------   -------------
Income (loss) from continuing  operations before
    provision for income taxes and discontinued operations      (2,424,222)         876,656    (3,260,966)      1,786,310

Income tax benefit (expense)                                       378,828         (302,865)      663,321        (733,732)

                                                               ------------    -------------  ------------   -------------
Income (loss) from continuing operations                        (2,045,394)         573,791    (2,597,645)      1,052,578
Loss from discontinued operations (less applicable income
   tax benefit of $311,799 for the six months ended
   June 30, 2001)                                                        -                -             -        (605,259)
                                                               ------------    -------------  ------------   -------------

     Net income (loss)                                        $ (2,045,394)  $      573,791 $  (2,597,645) $      447,319
                                                               ============    =============  ============   =============
     Net income (loss) attributable to common shareholders    $ (2,168,586)  $      505,763 $  (2,844,029) $      217,545
                                                               ============    =============  ============   =============
Per share data:
Basic net income (loss) per share:
Continuing operations income (loss)                           $      (1.87)  $         0.40 $       (2.41) $         0.64
Discontinued operations                                                  -                -             -           (0.47)
                                                               ------------    -------------  ------------   -------------
Net income (loss)                                             $      (1.87)  $         0.40 $       (2.41) $         0.17
                                                               ============    =============  ============   =============
Diluted net income (loss) per share:
Continuing operations income (loss)                           $      (1.87)  $         0.23 $       (2.41) $         0.39
Discontinued operations                                                  -                -             -           (0.29)
                                                               ------------    -------------  ------------   -------------
Net income (loss)                                             $      (1.87)  $         0.23 $       (2.41) $         0.10
                                                               ============    =============  ============   =============
Weighted average number of common shares outstanding:
   Basic common shares                                           1,157,975        1,264,408     1,178,441       1,285,632
                                                               ============    =============  ============   =============
   Diluted common shares                                         1,157,975        2,154,589     1,178,441       2,123,276
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

     The net effect of not recording any amortization of goodwill reduced the net loss by approximately $40,000 for the three months ended June 30, 2002 and approximately $80,000 for the six moths ended June 30, 2002 ($0.03 per share and $0.06 per share, respectively). If the statement had been applied effective at the beginning of the three-month period ended June 30, 2001, net income would have increased approximately $40,000, resulting in net income of $614,167 ($0.43 per share, basic and $0.25 per share, diluted). If the statement had been applied effective at the beginning of the six-month period ended June 30, 2001, net income from continuing operations and net income would have increased by approximately $80,000, which would have resulted in net income from continuing operations of $1,133,330 ($0.70 per share, basic and $0.43 per share, diluted), and net income of $528,071 ($0.23 per share, basic and $0.14 per share, diluted).

     The Company has two segments which correspond with its two reporting units, the local exchange carrier billing segment and the intelligent message communications segment. Goodwill recorded on the Company's financial statements includes $2.5 million within the local exchange carrier billing segment and $3.1 million within the intelligent message communication segment.

     The Company obtained an independent valuation of the intelligent message communication segment during the second quarter of 2002, updating a valuation obtained to support the Company's initial purchase price allocation. This business valuation supports the related goodwill carried on the Company's financial statements. On the basis of the independent valuation and the judgment of management, the Company concluded that there is no impairment of goodwill for this segment.

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

PART II OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         10.49 Form of Non-Recourse Promissory Note, dated as of March 20, 2002, payable to Avery Communications, Inc. which is a restatement and replacement of a promissory note dated October 19, 2000 in an equivalent amount

         21.1       Subsidiaries of Registrant

         99.1 Certificate of the Chief Executive Officer dated as of August 14, 2002 pursuant to the Sarbanes-Oxley Act of 2002

         99.2 Certificate of the Chief Financial Officer dated as of August 14, 2002 pursuant to the Sarbanes-Oxley Act of 2002

         99.3 Certificate of the Chief Executive Officer dated as of September 3, 2002 pursuant to the Sarbanes-Oxley Act of 2002 (filed herewith)

         99.4 Certificate of the Chief Financial Officer dated as of September 3, 2002 pursuant to the Sarbanes-Oxley Act of 2002 (filed herewith)

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


Date     September 3, 2002                    /s/ Patrick J. Haynes III
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

     1. I have reviewed this quarterly report on Form 10-Q of Avery Communications, Inc.;

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


Date:  September 3, 2002


                                       /s/ Patrick J. Haynes, III
                                       -----------------------------------------
                                       Patrick J. Haynes, III,
                                       Chief Executive Officer

                    CERTIFICATION BY CHIEF FINANCIAL OFFICER
                    ----------------------------------------

     I, Thomas C. Ratchford, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Avery Communications, Inc.;

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


Date:  September 3, 2002


                                       /s/ Thomas C. Ratchford
                                       -----------------------------------------
                                       Thomas C. Ratchford,
                                       Chief Financial Officer