Form 10-Q
period 2002-09-30
AVERY COMMUNICATIONS INC
filed 2002-11-14
CIK 946855

UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                  -------------


                                    FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2002

                                       or

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

Check whether the Issuer is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes No X



The number of shares outstanding of each of the issuer's classes of common equity, as of October 15, 2002:


       TITLE OF CLASS                               NUMBER OF SHARES OUTSTANDING
       --------------                               ----------------------------

Common Stock, $.01 par value                                  1,048,653

                   AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES


                                      INDEX



PART I    FINANCIAL INFORMATION                                             PAGE

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets - September 30, 2002                   1-2
          (unaudited) and December 31, 2001

          Consolidated  Statements of Operations - For the Three               3
          and Nine Months  Ended September 30, 2002 and 2001
          (unaudited)

          Consolidated Statements of Cash Flows - For the Nine                 4
          Months Ended September 30, 2002 and 2001 (unaudited)

          Notes to Consolidated Financial Statements                           5

Item 2.   Management's Discussion and Analysis of Financial                   12
          Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          22

Item 4.   Controls and Procedures                                             22

PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                    22

          Signatures                                                          23

                                   ITEM 1. AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                                                                  09/30/02      12/31/01
                                                                                                -------------  ------------
                                                                                                 (UNAUDITED)   (RESTATED)
Current assets:
   Cash and cash equivalents                                                                 $     3,519,481  $  5,422,202
                                                                                                -------------  ------------
   Accounts receivable:
      Trade accounts, net of allowance for doubtful accounts of $242,901                           2,331,876     3,231,166
      Advance payment receivables                                                                  2,409,830     1,794,352
      LEC billing and collection fees receivable                                                   4,581,309     4,948,502
      Receivable from OAN                                                                          5,311,615     5,153,881
      Other receivables                                                                              403,338        94,376
                                                                                                -------------  ------------
         Total accounts receivable                                                                15,037,968    15,222,277
                                                                                                -------------  ------------

   Deferred tax asset                                                                                494,000     1,090,690
   Deposits with LECs                                                                                601,485       933,618
   Other current assets                                                                              915,938        53,354
                                                                                                -------------  ------------
         Total current assets                                                                     20,568,872    22,722,141
                                                                                                -------------  ------------

Property and equipment:
   Computer equipment and software                                                                 5,795,073     5,718,172
   Furniture and fixtures                                                                            490,410       500,003
   Accumulated depreciation and amortization                                                      (2,610,407)   (1,379,877)
                                                                                                -------------  ------------
         Property and equipment, net                                                               3,675,076     4,838,298
                                                                                                -------------  ------------

Other assets:
   Goodwill, net                                                                                   5,574,366     5,577,735
   Customer contracts, net                                                                           112,500             -
   Investments                                                                                             -        30,100
   Long-term deposits with LECs                                                                    2,236,983     2,236,983
   Purchased contracts, net of accumulated amortization of $354,263 and $339,996 at
      September 30, 2002 and December 31, 2001                                                             -        14,267
   Notes receivable due from related parties, net of allowance of $781,110                           182,700       752,700
   Capitalized financing fees, net                                                                   601,250       718,299
   Long-term deferred tax asset                                                                    1,721,542             -
   Other assets                                                                                        2,040        43,036
                                                                                                -------------  ------------
         Total other assets                                                                       10,431,381     9,373,120
                                                                                                -------------  ------------

         Total assets                                                                        $    34,675,329  $ 36,933,559
                                                                                                =============  ============

The accompanying notes are an integral part of these consolidated financial statements.

                                   ITEM 1. AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS-(CONTINUED)
                                          LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                                                 09/30/02      12/31/01
                                                                                                -----------  -----------
                                                                                                (UNAUDITED)  (RESTATED)
Current liabilities:
   Line of credit                                                                             $  5,582,572  $ 2,607,705
   Trade accounts payable                                                                        1,446,488    5,144,763
   Accrued liabilities                                                                           3,277,849    4,306,386
   Current portion of customer cure liability                                                      317,701      317,701
   Income taxes payable                                                                                 -       163,994
   Deposits and other payables related to customers                                             26,773,187   23,311,999
                                                                                                -----------  -----------
       Total current liabilities                                                                37,397,797   35,852,548
                                                                                                -----------  -----------

Non-current liabilities:
   Long-term notes payable to related parties                                                      680,681      680,681
   Customer cure liability                                                                       1,326,461    1,576,021
                                                                                                -----------  -----------
       Total non-current liabilities                                                             2,007,142    2,256,702
                                                                                                -----------  -----------

Redeemable preferred stock:
   Series A; $0.01 par value, 391,667 shares authorized, issued and
     outstanding (liquidation preference of $391,667)                                              391,667      391,667
   Series B; $0.01 par value, 390,000 shares authorized, issued and
    outstanding (liquidation preference of $390,000)                                               390,000      390,000
   Series C; $0.01 par value, 40,000 shares authorized,  issued and
    outstanding (liquidation preference of $40,000)                                                 40,000       40,000
   Series D; $0.01 par value, 1,500,000 shares authorized, issued and
    and outstanding (liquidation preference of $1,500,000)                                       1,500,000    1,500,000
                                                                                                -----------  -----------
       Total redeemable preferred stock                                                          2,321,667    2,321,667
                                                                                                -----------  -----------

Commitments and contingencies

Stockholders' deficit:
   Preferred stock:
     Series G; $0.01 par value, 1,140,126 and 2,150,493 shares authorized, issued and outstanding at September 30, 2002 and December 31, 2001 (liquidation preference
      of $11,401 at September 30, 2002 and $21,505 at December 31, 2001)                            11,401       21,505
     Series H; $0.01 par value, 1,600,000 shares authorized, issued and
      outstanding (liquidation preference of $1,600,000)                                            16,000       16,000
     Series I; $0.01 par value, 500,000 shares authorized, issued and
      outstanding (liquidation preference of $500,000)                                               5,000        5,000
   Common stock: $0.01 par value, 20,000,000 shares authorized, 1,267,955 issued                    12,680       12,680
   Additional paid-in capital                                                                    6,107,753    6,639,337
   Accumulated deficit                                                                         (12,783,021)  (9,055,012)
   Treasury stock, at cost, 201,802 and 60,271 common shares at September 30, 2002 and
    December 31, 2001                                                                             (245,099)     (58,440)
   Subscription notes receivable, net of allowance of $983,272 and $183,272 at
    September 30, 2002 and December 31, 2001 respectively                                         (175,991)  (1,078,428)
                                                                                                -----------  -----------
       Total stockholders' deficit                                                              (7,051,277)  (3,497,358)
                                                                                                -----------  -----------

       Total liabilities and stockholders' deficit                                            $ 34,675,329  $36,933,559
                                                                                                ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.


                                       AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                                       (UNAUDITED)

                                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                     September 30,                September 30,
                                                             -----------------------------------------------------------
                                                                 2002           2001          2002            2001
                                                              ------------   -------------  ------------   -------------
                                                               (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
Revenues                                                     $  9,713,466   $  12,455,802 $  31,228,886  $   29,056,262

Cost of revenues                                               (6,739,823)     (8,842,297)  (21,867,837)    (20,509,098)
                                                              ------------   -------------  ------------   -------------

     Gross profit                                               2,973,643       3,613,505     9,361,049       8,547,164

Operating expenses                                             (4,538,459)     (3,204,196)  (12,773,838)     (6,331,192)
                                                              ------------   -------------  ------------   -------------

     Operating income (loss)                                   (1,564,816)        409,309    (3,412,789)      2,215,972
                                                              ------------   -------------  ------------   -------------

Other income (expense):
   Interest expense                                              (147,858)         66,327      (230,751)        (48,120)
   Option buyback costs                                                 -               -             -         (88,378)
   Write-off investment in affiliate                                    -      (2,221,305)            -      (2,221,305)
   Reserve for non-recourse notes receivable                            -        (930,869)   (1,200,000)       (930,869)
   Other, net                                                           -          86,685      (130,100)        269,157
                                                              ------------   -------------  ------------   -------------

     Total other income (expense), net                           (147,858)     (2,999,162)   (1,560,851)     (3,019,515)
                                                              ------------   -------------  ------------   -------------
Loss from continuing operations before
    provision for income taxes and discontinued operations     (1,712,674)     (2,589,853)   (4,973,640)       (803,543)

Income tax benefit (expense)                                      582,310         623,030     1,245,631        (110,701)

                                                              ------------   -------------  ------------   -------------
Loss from continuing operations                                (1,130,364)     (1,966,823)   (3,728,009)       (914,244)
Loss from discontinued operations (net of applicable income
   tax benefit of $311,799 for the nine months ended
    September 30, 2001)                                                 -               -             -        (605,259)
                                                              ------------   -------------  ------------   -------------

     Net loss                                                  (1,130,364)     (1,966,823)   (3,728,009)     (1,519,503)
     Less dividend earned on preferred stock                      123,192         123,192       369,576         330,523
                                                              ------------   -------------  ------------   -------------
     Net loss attributable to common shareholders            $ (1,253,556)  $  (2,090,015)$  (4,097,585) $   (1,850,026)
                                                              ============   =============  ============   =============
Per share data:
Basic and diluted net loss per share:
Continuing operations loss                                   $      (1.17)  $       (1.65)$       (3.58) $        (0.97)
Discontinued operations                                                 -               -             -           (0.48)
                                                              ------------   -------------  ------------   -------------
Net loss                                                     $      (1.17)  $       (1.65)$       (3.58) $        (1.45)
                                                              ============   =============  ============   =============
Weighted average number of common shares outstanding:
   Basic common shares                                          1,075,214       1,267,760     1,144,032       1,279,609
                                                              ============   =============  ============   =============
   Diluted common shares                                        1,075,214       1,267,760     1,144,032       1,279,609
                                                              ============   =============  ============   =============

              The accompanying notes are an integral part of these consolidated financial statements.

                                                                                                     NINE MONTHS ENDED
                                                                                                        SEPTEMBER 30,
                                                                                              ---------------------------------
                                                                                                   2002              2001
                                                                                              ----------------  ---------------
                                                                                                (UNAUDITED)       (RESTATED)
Cash flows from (used in) operating activities:
   Net loss                                                                                   $    (3,728,009)  $   (1,519,503)
   Loss from discontinued operations                                                                        -          605,259
     Amortization of loan discounts                                                                         -            6,210
     Deferred income taxes                                                                         (1,124,852)        (661,270)
     Depreciation and amortization                                                                  1,132,297          541,143
     Option buyback costs                                                                                   -           88,378
     Write off investment in affiliate                                                                      -        2,221,305
     Investment asset surrendered in exchange for royalty obligation                                   30,100                -
     Change in  operating assets and liabilities:
       Trade accounts receivable                                                                      899,290         (521,495)
       Advance payment receivables                                                                   (615,478)      (1,145,030)
       Other current assets                                                                          (862,584)         (94,535)
       Deposits                                                                                       332,133         (282,775)
       Related party notes receivable - provision for bad debt expense                              1,200,000        1,210,800
       Other receivables                                                                             (269,503)      (3,668,715)
       Trade accounts payable and accrued liabilities                                              (4,735,626)       1,157,046
       Income taxes payable                                                                          (163,994)         300,106
       Deposits and other payables related to customers                                             3,211,628       16,809,291
       Other assets                                                                                   331,414           (1,080)
                                                                                               ---------------   --------------

          Net cash provided by (used in) continuing operations                                     (4,363,184)      15,045,135
          Net cash provided by (used in) discontinued operations                                            -          275,271
                                                                                               ---------------   --------------
          Net cash provided by (used in) operations                                                (4,363,184)      15,320,406
                                                                                               ---------------   --------------

Cash flows from (used in) investing activities:
   Purchase of property and equipment                                                                 (67,308)        (445,300)
   Payment received on notes receivable                                                                     -           13,308
   Amounts loaned for notes receivable                                                                      -       (2,549,805)
   Acquisition Costs                                                                                        -         (254,345)
   Purchase of OAN Services, Inc., net assets                                                               -       (1,108,000)
   Purchase of investments                                                                                  -          (11,100)
                                                                                               ---------------   --------------

          Net cash used in investing activities                                                       (67,308)      (4,355,242)
                                                                                               ---------------   --------------

Cash flows from (used in) financing activities:
   Redemption of preferred shares                                                                     (10,104)        (350,000)
   Proceeds from line of credit                                                                     2,974,867                -
   Purchase of options for cash                                                                             -         (215,000)
   Purchase of treasury stock                                                                         (75,408)      (1,207,617)
   Payment of preferred stock dividends                                                              (361,584)        (278,023)
   Issuance of shares of common and preferred stock for cash                                                -        2,046,307
                                                                                               ---------------   --------------

          Net cash provided by (used in) financing activities                                       2,527,771           (4,333)
                                                                                               ---------------   --------------

Increase/(decrease)  in cash                                                                       (1,902,721)      10,960,831

Cash at beginning of period                                                                         5,422,202        6,719,888
                                                                                               ---------------   --------------

Cash at end of period                                                                         $     3,519,481   $   17,680,719
                                                                                               ===============   ==============
Supplemental disclosures:
   Interest paid                                                                              $       230,751   $       46,702
                                                                                               ===============   ==============
   Income taxes paid                                                                          $             -   $      160,066
                                                                                               ===============   ==============

Schedule of non-cash financing activities:
   Receipt of common stock in exchange for notes receivable                                   $       102,437   $            -
                                                                                               ===============   ==============

   Receipt of preferred stock in exchange for notes receivable                                $       170,000   $            -
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


         Avery's principal subsidiaries, whose results are included in the financial statements, are as follows:

         o        ACI Billing Services, Inc. ("ACI"), which provides billing and
                  collection   clearinghouse   services  to   telecommunications
                  customers;

         o HBS Billing Services Company ("HBS"), which provides billing and collection clearinghouse services to telecommunications customers; and

         o        Aelix,  Inc.  ("Aelix"),   which  offers  intelligent  message
                  communication   services,   principally   in  the  travel  and
                  hospitality sectors.


         Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could vary from the estimates that were used.


         Certain prior period amounts have been reclassified to conform to the 2002 presentation.


         In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.


         NOTE 2.  LIQUIDITY


         Avery has incurred a net loss of $3.7 million during the nine months ended September 30, 2002, which included a $1.2 million non-cash write-off of notes receivable from related parties. The Company used $4.4 million of cash in operating activities during the same period.

The Company is optimistic that it will achieve profitability during the fourth quarter of 2002, based upon cost reductions being realized through a consolidation of operations which was completed during the third quarter of 2002. Accordingly, the Company does not anticipate the need over the foreseeable future for additional financing or capital (excluding funding from the existing line of credit) to fund continuing operations.


         The Company's revenue during the first nine months of 2002 increased by $2.2 million compared to the same period in 2001. The increase reflected $9.8 million of additional revenue from the acquired ACI and Aelix businesses (see
Note 7) offset by a $7.6 million decline in the HBS business. Revenue in the Company's core business is declining as a result of a decrease in the volume of call records processed on behalf of the Company's customers. The latter, typically long distance network resellers, have been adversely affected by increased usage of cell phones and prepaid phone cards and greater consumer reliance on local exchange carriers ("LECs") for long distance service. The Company is attempting to increase revenue through the acquisition of complementary businesses and through the offering of new services, such as 900 area code business billing and the Aelix message communication services. The Company's intention is to make acquisitions or expand into markets which will leverage the Company's existing infrastructure.


         Avery's working capital position at September 30, 2002 was a negative $16.8 million, compared to a negative $13.1 million at December 31, 2001. The Company can operate with negative working capital because a significant portion of its current liabilities do not require payment in the near future. For example, current liabilities at September 30, 2002 include approximately $6 million of deposits from customers which are not typically refunded in the ordinary course of business. The customer deposits would be refundable over time only if the customer were to significantly reduce the volume of business done with the Company or terminate its relationship. Most of the Company's customers have experienced lower call record volumes during 2002, and such volume reductions have reduced certain categories of deposits from customers. Avery has not historically experienced any material loss of customers in its business in any one year.



         NOTE 3.  NET LOSS PER COMMON SHARE


         Basic and diluted net loss per share are computed by dividing the net loss, less preferred stock dividends earned of $123,192 and $123,192 for the three month periods and $369,576 and $330,523 for the nine month periods ended September 30, 2002 and 2001, respectively, by the weighted average number of shares of common stock outstanding during the respective periods. The effect of the preferred stock dividend on the basic loss per common share was $0.11 and $0.10 per weighted average common share outstanding for the three month periods and $0.32 and $0.24 for the nine month periods ended September 30, 2002 and 2001, respectively.


         Diluted net loss per share equals basic loss per share because of the anti-dilutive effect of outstanding options, warrants and instruments convertible into common stock. If all outstanding options and warrants to purchase common stock were exercised, and if all instruments convertible into common stock were so converted, then the additional common stock outstanding would approximate 762,000 shares.

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
                                                              ==================



         NOTE 5. CERTAIN TRANSACTIONS


         On March 9, 2001, HBS' largest customer, which accounted for 57% of its call records processed in 2000 and 55% of all call records processed during 2001, filed a voluntary petition for protection under Chapter 11 of the U. S. Bankruptcy Code in connection with the reorganization of its parent company. The customer's volume of call records processed has declined since the bankruptcy filing, but the decline in volume is believed to be attributable to general industry trends. For the first nine months of 2002, the customer accounted for 62% of all call records processed by HBS, compared to 64% during the same period of 2001. As of September 30, 2002, the filing has had no material adverse effect on HBS' business relationship with this customer, and, based upon conversations between the managements of the two companies, the Company does not currently anticipate that the filing will materially adversely affect the relationship with this company in the future.


         In  connection  with  our  purchase  of  assets  from  Qorus.com,  Inc.
("Qorus") in November 2001 (which resulted in the formation of our Aelix business), the Company agreed to pay Qorus an amount equal to five percent (5%) of the net after-tax income, if any, generated by the acquired intelligent message communications service business for a period of five years following the closing date. Pursuant to an agreement among the parties entered into in March 2002, Qorus agreed to eliminate this royalty obligation in exchange for the Company's (i) cash payment in the amount of $100,000, (ii) return of all 3,010,000 common shares of Qorus held by the Company; and (iii) agreement to cancel all unexercised options to purchase 1,066,500 common shares of Qorus at a price of $0.01 per share. At December 31, 2001, the investment in Qorus was recorded in the Company's financial statements at $30,100. During the first quarter of 2002, the Company recorded an expense of $130,100 in connection with this transaction.


         On January 3, 2002, the Company advanced the sum of $200,000 to Norlenton Investments, a shareholder of the Company, in exchange for a recourse promissory note. The note bears interest at 6% and calls for the repayment of all principal and interest on January 3, 2003. The advance is secured by 38,881 shares of common stock in the Company.


         In October 2000, in order to permit its employees to participate in the PSI spin-off, the Board of Directors of the Company authorized the Company to accelerate all its outstanding options and to loan its employees, on a secured but non-recourse basis, the amount required to exercise such options, plus an additional amount to offset the tax consequences of such exercises. The loans, which were classified as stock subscriptions receivable, were secured by the stock acquired by the employees upon exercise of their options. At December 31, 2001, the aggregate of subscription notes receivable was $1,078,428. During the second quarter of 2002, the Company established an $800,000 reserve against the subscription notes receivable, based on the excess of the amount owed over the fair market value of the underlying stock. The reserve was deemed adequate at September 30, 2002.


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


         In connection with the spin-off of PSI, the Company advanced certain former PSI stockholders $1,563,500 on July 31, 2000 in exchange for promissory notes. The notes are non-recourse, bear interest at 6.6% per annum and were originally due on July 31, 2002. During the third quarter of 2001, the Company established a reserve of $810,000 against those notes receivable, due to the excess of the amount due over the stock value. In January 2002, notes with a face value of $878,500 were assigned to an unrelated party, and the maturity date of such assigned notes was extended to July 31, 2006. During the second quarter of 2002, the Company added $400,000 to the reserve based upon a further decline in the stock value. On July 31, 2002, notes with a face value of $685,000 (and a net carrying value of $170,000) were cancelled in exchange for surrender of the related collateral of 1,010,367 shares of the Company's non-dividend bearing Series G preferred stock. At September 30, 2002, the

$878,500 of outstanding loans (with a net carrying value of $182,700) are secured by 1,140,126 shares of the Company's non-dividend bearing Series G preferred stock (which are convertible into 159,076 shares of the Company's common stock).


         During the first nine months of 2002, the Company has purchased a total of 49,700 shares of the Company's common stock in open market transactions at an average purchase price of $1.52 per share. The Company additionally acquired 91,831 shares of common stock through the surrender of collateral securing certain cancelled non-recourse notes receivable.



         NOTE 6.  COMMITMENTS AND CONTINGENCIES

         On August 3, 2001, the Company, through ACI, completed the acquisition of certain assets from OAN Services, Inc. ("OAN"). OAN had filed a bankruptcy petition under Chapter 11 of the U.S. Bankruptcy Code earlier in 2001. During 2002, one of the major pre-petition creditors of OAN appealed certain of the bankruptcy's court's rulings relative to the disbursement of OAN's funds to creditors after the bankruptcy filing. During the third quarter of 2002, the pre-petition creditor succeeded in obtaining a ruling from an appeals court which remanded the case back to the bankruptcy court for reconsideration of its earlier rulings. The creditor has put many of ACI's customers on notice that all or a portion of OAN's disbursements to them which were previously approved by the bankruptcy court may be disgorged. The Company is not a party to the bankruptcy filing nor any appeal of the bankruptcy court's rulings. The Company does not believe that the ultimate resolution of this dispute will have a material adverse effect on the Company's results of operation or financial position; however, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of the dispute would not have a material adverse effect on the Company's results of operations or financial position for the fiscal period in which such resolution occurred.


         The Company is involved in various other claims and regulatory proceedings arising in the ordinary course of business. The Company believes it is unlikely that the final outcome of any of the claims or proceedings to which the Company is a party will have a material adverse effect on the Company's financial position or results of operations; however, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company's results of operations or financial position for the fiscal period in which such resolution occurred.



         NOTE 7.  OAN and AELIX TRANSACTIONS


         ACI completed its purchase of certain assets from OAN in August 2001. The Company completed its acquisition of substantially all of the assets of Aelix in November 2001.


         At the time of ACI's purchase of the net assets of OAN, OAN had indicated that the net bad debt reserve held against customers (a liability which was assumed by ACI) was $0.6 million. This amount represents a liability for funds withheld from customers to cover bad debt charges for processed call records. During the third quarter of 2002, the Company determined, with OAN's cooperation, that the amount withheld from customers to cover bad debts as of the closing date of the purchase was actually $3.6 million. The Company has adjusted its bad debt reserves, recorded a $3.0 million additional receivable from OAN and restated the prior period financial statements (see Note 11 to Consolidated Financial Statements). The Company believes the receivable is collectible in full from the OAN bankruptcy estate.


         Unaudited pro forma financial information for the nine months ended September 30, 2001 as though the OAN and Aelix acquisitions had occurred on January 1, 2001 is as follows:


                                                                NINE MONTHS
                                                                    ENDED
                                                             SEPTEMBER 30, 2001

Revenue                                                         $ 46,571,343

Net loss from continuing operations                               (9,656,338)

Net loss per share from continuing operations:
     Basic                                                           $ (7.55)
     Diluted                                                         $ (7.55)



         NOTE 8 - SEGMENT INFORMATION


         The local exchange carrier billing segment represents the third party billing clearinghouses for the telecommunications industry. These third party clearinghouses process telephone call records and other transactions and submit them to local telephone companies for inclusion in their monthly bills to end-users. The intelligent message communication services segment provides services to enterprises, particularly in the travel, hospitality and transportation sectors.


         A summary of the segments' operating income (loss) for the nine-month period ended September 30, 2002 and certain balance sheet data as of September 30, 2002 is as follows:


                                         LOCAL EXCHANGE   INTELLIGENT MESSAGE             CORPORATE         CONSOLIDATED
                                        CARRIER BILLING      COMMUNICATIONS            ADMINISTRATION

Revenue                                    $ 30,745,263         $ 483,623             $            -       $ 31,228,886

Depreciation and Amortization                   955,758           132,295                      44,244          1,132,297

Segment profit (loss)                           643,040        (1,069,600)                 (3,301,449)        (3,728,009)

Segment assets                               24,021,398         4,225,023                   6,057,828         34,304,249

Capital expenditures by                         168,777          (104,969) *                    3,500             67,308
segment

* $150,000 reclassified from fixed assets to intangible assets


         The intelligent message communication service business was acquired in November 2001. Accordingly, there was only one continuing segment during the nine months ended September 30, 2001.


         Approximately $2.1 million of Avery's corporate office expenses and $0.4 million of the intelligent message communication business expenses have been allocated to the local exchange carrier billing segment based on services provided to that segment.



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


         The net effect of not recording any amortization of goodwill reduced the net loss by $40,000 for the three months ended September 30, 2002 and $120,000 for the nine months ended September 30, 2002. If the statement had been applied effective at the beginning of the three-month period ended September 30, 2001, the net loss for that period would have decreased by $40,000, resulting in net loss of $1,927,000 ($1.52 loss per share, basic and diluted). If the statement had been applied effective at the beginning of the nine-month period ended September 30, 2001, the net loss from continuing operations and net income would have decreased by $120,000, which would have resulted in net loss from continuing operations of $794,000 ($0.62 loss per share, basic and diluted), and a net loss of $1,400,000 ($1.09 loss per share, basic and diluted).


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





         NOTE 11.   RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS


         During the third quarter of 2002, the Company determined, with OAN's cooperation, that an error was made in the computation of the purchase price for net assets purchased. It was determined that the liability assumed by the Company for amounts withheld from customers to cover bad debts as of the closing date of the purchase was actually $3.6 million, rather than the $0.6 million calculated at the time of closing. The Company has adjusted its bad debt reserves, recorded a $3.0 million additional receivable from OAN and restated the December 31, 2001 balance sheet as previously filed in the Company's Annual Report on Form 10-KSB as if such entries had been made as of the date of the asset purchase. The adjustments affect only the balance sheet and statement of cash flows dated after August 2001. There was no impact to the Company's statement of operations.




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


         Our billing and collection service operates as a clearinghouse. Customers, principally long distance service resellers, submit their billing records to us. We aggregate those records from all of our customers and present them to local exchange carriers, such as regional Bell operating companies. The local exchange carriers include the submitted charges on monthly phone bills sent to end-users. The local exchange companies remit collected funds to us, generally 45 to 60 days after we submit our customers' billing records to them. We then remit such funds to our customers, after withholding our fees and other expenses.

         Our intelligent message communication service allows us to accept and deliver messages, via voice, e-mail or fax, between our customers and any individual or group of people (customers, suppliers, employees, etc.) on an expedited basis. Examples of the types of services we offer include confirmations of airline and hotel reservations. Generally, we charge a per-message fee to our intelligent message communication service customers.

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





         GENERAL


         The following is a discussion of the consolidated financial condition and results of operations of the Company for the three and nine-month periods ended September 30, 2002 and 2001. It should be read in conjunction with the Consolidated Financial Statements of the Company, the notes thereto and other financial information included elsewhere in this report, and the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. For purposes of the following discussion, references to year periods refer to the Company's fiscal year ended December 31 and references to quarterly periods refer to the Company's fiscal three month periods ended September 30, 2002 and 2001.


         The results of operations for the first nine months in 2002 include nine months of activity by ACI, which purchased the assets of OAN in August 2001, and nine months of activity by Aelix, which was purchased in November 2001. The corresponding results of operation for the first nine months of 2001 include two months' activity for ACI and no activity from Aelix.


         The results on the "Discontinued operations" lines during the first nine months of 2001 relate to PSI, a wholly owned subsidiary that was spun-off in February 2001. All discussions relating to revenue, cost of revenues and operating expenses pertain only to continuing operations, which consist of Avery, HBS, ACI and Aelix.





         RESULTS OF OPERATIONS

         The   following   table   presents   certain  items  in  the  Company's
Consolidated Statements of Operations for the three and nine months ended September 30, 2002 and 2001:


                                                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                     September 30,                  September 30,
                                                             -----------------------------  -----------------------------
                                                                 2002           2001            2002           2001
                                                             -------------  --------------  -------------  --------------
                                                              (Unaudited)    (Unaudited)     (Unaudited)    (Unaudited)
                                                                    (In Thousands)                 (In Thousands)

Revenues                                                     $      9,714   $      12,456   $     31,229   $      29,056

Cost of revenues                                                   (6,740)         (8,842)       (21,868)        (20,509)
                                                              ------------   -------------   ------------   -------------

     Gross profit                                                   2,974           3,614          9,361           8,547

Operating expenses                                                 (4,539)         (3,204)       (12,774)         (6,331)
                                                              ------------   -------------   ------------   -------------
     Operating income (loss)                                       (1,565)            410         (3,413)          2,216
Other income (expense), net                                          (148)         (2,999)        (1,561)         (3,019)
Income tax benefit (expense)                                          583             623          1,246            (111)
Discontinued operations loss                                            -               -              -            (605)
                                                              ------------   -------------   ------------   -------------
     Net loss                                                $     (1,130)  $      (1,966)  $     (3,728)  $      (1,519)
                                                              ============   =============   ============   =============


         THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001


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


         Total revenue for the three months ended September 30, 2002 was $9.7 million, which was $2.7 million or 22.0% lower than revenue in the comparable quarter in 2001. Revenue included in the third quarter of 2002 from the acquired ACI and Aelix business units was $4.5 million and $0.2 million, respectively. During the third quarter of 2001, ACI provided $4.5 million of revenue. Excluding revenue generated by ACI and Aelix in both periods, the Company's revenue would have declined by 37.3%, reflecting a 33.0% decrease in records processed and a competitive pricing environment. The decline in call records processed reflects increased consumer usage of cell phones and prepaid phone cards to make long distance calls. Call records for neither cell phones nor prepaid phone cards are typically processed through a billing clearinghouse. Additionally, some of the local exchange companies have begun to offer long distance service, which reduces the market share of the network resellers who typically use clearinghouse services.


         The Company is pursuing additional sources of revenue to supplement its LEC billing business. The additional sources of revenue could arise from acquisitions or internal growth. The Company has engaged, from time to time, in discussions with various entities regarding potential acquisition of such entities. In order to achieve internal growth, the Company intends to offer new services, such as 900 area code business billing and the Aelix message communication services. The Company's intention is to make acquisitions or expand into markets which will leverage the Company's existing infrastructure.


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


         The Company's gross profit margin in the third quarter of 2002 was 30.6%, compared to 29.0% in the third quarter of 2001. The increase in gross margin principally reflects the inclusion of ACI for three months in the third quarter of 2002 compared to two months in the third quarter of 2001. ACI has historically achieved a higher gross margin level than HBS. Additionally, the Company was able to reduce personnel costs associated with the customer service function by consolidating into a single location during the second quarter of 2002.


         Operating Expenses


         Operating expenses are comprised of all selling, marketing and administrative costs incurred in direct support of the business operations of the Company. Operating expenses for the third quarter of 2002 were $4.5 million, compared to $3.2 million in the third quarter of 2001. The increase in operating expenses was attributable to the inclusion, in the third quarter of 2002, of three months' operating expenses for ACI, compared to two months in the third quarter of 2001 and the inclusion of Aelix in the 2002 expenses. Excluding the effect of the acquired businesses in both periods, operating expenses in 2002 would have been $2.5 million, compared to $2.4 million in 2001. The 2002 period expenses included approximately $0.1 million of one-time termination and redundancy costs associated with the consolidation of our two LEC billing business units.


         Depreciation and Amortization


         Depreciation and amortization expense for the three months ended September 30, 2002 and 2001 was $601,392 and $260,610 respectively. The increase in expense during 2002 was attributable to (i) depreciation and amortization expenses associated with fixed assets of ACI and Aelix and (ii) an additional $0.3 million writedown of assets to fair value, offset by (iii) the absence of amortization expense for goodwill during the 2002 period, pursuant to the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."


         Other Income (Expense), Net


         Other income (expense), net, in the third quarter of 2002 was an expense of $147,858 compared to an expense of $3.0 million during the third quarter of 2001. Other expense in the third quarter of 2002 consisted of interest expense. Other expenses of $3.0 million in 2001 included a $2.2 million write-off of an investment in an affiliated company and a $0.9 million increase in reserves for non-recourse notes receivable. The $2.2 million write-off of the investment in an affiliated company occurred when the company ceased operations. The reserve for non-recourse notes receivable related to notes from former employees who borrowed funds to purchase shares of Avery and Primal stock. The increase in the reserves was deemed appropriate in light of a decline in the value of the underlying stock for the non-recourse notes (see Note 5 to Consolidated Financial Statements).


         Income Taxes


         An income tax benefit of $0.6 million was recorded during both the third quarter of 2002 and the third quarter of 2001. The income tax benefit in third quarter of 2001 differs materially from the expected income benefit primarily because of items permanently not deductible for income tax reporting purposes.





         NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001


         Total revenue for the nine months ended September 30, 2002 was $31.2 million, up $2.2 million or 7.5% from the $29.1 million of revenue in the comparable period in 2001. Revenue included in the first nine months of 2002 from the acquired ACI and Aelix business units was $13.8 million and $0.5 million, respectively. During the first nine months of 2001, revenue from the acquired ACI business unit was $4.5 million. Excluding revenue generated by ACI and Aelix in both periods, the Company's revenue would have declined by 31.0%, reflecting a 26.8% decrease in records processed and a competitive pricing environment. The decline in call records processed reflects increased consumer usage of cell phones and prepaid phone cards to make long distance calls. Call records for neither cell phones nor prepaid phone cards are typically processed through a billing clearinghouse. Additionally, some of the local exchange companies have begun to offer long distance service, which reduces the market share of network resellers who typically use clearinghouse services.


         The Company is pursuing additional sources of revenue to supplement its LEC billing business. The additional sources of revenue could arise from acquisitions or internal growth. In general, the Company intends to make acquisitions or expand into markets which will leverage the Company's existing infrastructure.


         Cost of Revenues

         Cost of revenues includes billing and collection fees charged to the Company by local telephone companies and related transmission costs, as well as all costs associated with the customer service organization, including staffing expenses and costs associated with telecommunications services. Billing and collection fees charged by the local telephone companies include fees that are assessed for each record submitted and for each bill rendered to its end-user customers. The Company achieves discounted billing costs due to its aggregated volumes and can pass these discounts to its customers. Cost of revenues also includes $0.4 million of costs relating to the Aelix business unit.


         The Company's gross profit margin in the first nine months of 2002 was 30.0%, which was 0.6% better than the 29.4% gross margin earned during the same period in 2001. The modestly improved gross profit margin in 2002 reflects the higher mix of calls processed by ACI in the 2002 financial results, offset by a competitive pricing environment in 2002. ACI has historically achieved a higher gross margin level than HBS.


         Operating Expenses


         Operating expenses are comprised of all selling, marketing and administrative costs incurred in direct support of the business operations of the Company. Operating expenses for the first nine months of 2002 were $12.8 million, compared to $6.3 million in the first nine months of 2001. The $6.5 million increase in operating expenses in 2002 is attributable to the inclusion, in the first nine months of 2002, of $6.9 million of operating expenses for ACI and Aelix, compared to $0.8 million during the first nine months of 2001. Excluding the effect of the acquired businesses, operating expenses in 2002 would have been $5.8 million, which would have been $0.3 million higher than operating expenses in the first nine months of 2001. Operating expenses in 2002 were adversely affected by staffing redundancies, travel, severance and other costs associated with the consolidation of operations into a single facility.


         Depreciation and Amortization


         Depreciation and amortization expense for the nine months ended September 30, 2002 and 2001 was $1.1 million and $0.5 million, respectively. The increase in expense during 2002 was attributable to (i) depreciation and amortization expenses associated with fixed assets of ACI and Aelix and (ii) an additional $0.3 million writedown of assets to fair value, offset by (iii) the absence of amortization expense for goodwill during 2002, pursuant to the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."


         Other Income (Expense), Net


         Other income (expense), net, in the first nine months of 2002 was an expense of $1.6 million, compared to an expense of $3.0 million during the first nine months of 2001. Other expense in 2002 included $1.2 million of charges relating to increases in reserves for non-recourse notes receivable and stock subscription notes receivable, $0.2 million in interest expense and $0.1 million in royalty payments. The $1.2 million increase in the reserve for non-recourse debt was deemed appropriate in light of a decline in the value of the stock which serves as collateral for the non-recourse notes (see Note 5 to Consolidated Financial Statements). The Company's $0.1 million of royalty expense arose in connection with the Company's agreement with Qorus to relieve the Company of any future royalty obligation to Qorus in exchange for the Company's cash payment of $100,000, the Company's surrender of 3,010,000 common shares of Qorus and the Company's waiver of its right to purchase up to 1,066,500 shares of Qorus common stock for $0.01 per share.


         Other expenses of $3.0 million in 2001 included a $2.2 million writedown of an investment in an affiliated company and a $0.9 million increase in reserves for non-recourse notes receivable. The increase in the reserves was deemed appropriate in light of a decline in the value of the underlying stock for the non-recourse notes (see Note 5 to Consolidated Financial Statements).





         Income Taxes


         An income tax benefit of $1.2 million was recorded for the first nine months of 2002 compared to an expense of $0.1 million (from continuing operations) in the first nine months of 2001. The income tax benefit in both periods differs from the expected income benefit primarily because of items permanently not deductible for income tax reporting purposes.


         Loss from Discontinued Operations


         The Company's loss from discontinued operations, net of tax benefits, was $605,259 for the nine months ended September 30, 2001. The loss relates to PSI, which was spun-off on February 12, 2001.





         LIQUIDITY AND CAPITAL RESOURCES


         Avery's cash balance at September 30, 2002 was $3.5 million, compared to $5.4 million at December 31, 2001. Fluctuations in daily cash balances are normal due to the large amount of customer receivables that we collect and process on behalf of our customers. We receive money daily from local exchange carriers, but we ordinarily disburse such collected funds to our customers once each week on Fridays. Accordingly, our cash balance is generally at its highest level on Thursdays and its lowest level on Fridays.


         Avery incurred a net loss of $3.7 million during the nine months ended September 30, 2002, which included a $1.2 million write-off of notes receivable from related parties. The Company used $4.4 million of cash in operating activities during the same period. The Company is optimistic that it will achieve profitability during the fourth quarter of 2002, based upon cost reductions being realized through consolidation of operations, which was completed during the third quarter of 2002.


         Additionally, Avery's working capital position at September 30, 2002 was a negative $16.8 million, compared to a negative $13.1 million at December 31, 2001. The Company can operate with negative working capital, because a significant portion of its current liabilities do not require payment in the near future. For example, current liabilities at September 30, 2002 include approximately $6 million of deposits from customers which are not typically refunded in the ordinary course of business. The customer deposits would be refundable over time only if the customer were to significantly reduce the volume of business done with the Company or terminate its relationship. Most of the Company's customers have experienced lower call record volumes during 2002, and such volume reductions have reduced certain categories of deposits from customers. Avery has not historically experienced any material loss of customers in its business in any one year. The Company also maintains a $9 million line of credit to meet peak cash demands. The credit line includes a $6 million facility for working capital and a $3 million line to provide advance funding to customers. The Company's ability to borrow funds at any point in time is determined by the value of its accounts receivable. At September 30, 2002, the Company had $2.2 million available under this credit line.


         Cash flow from operating activities. Net cash used in operating activities was $4.4 million during the first nine months of 2002, compared to $15.0 million provided during the first nine months of 2001 (excluding discontinued operations). The $4.4 million of cash used in operating activities during 2002 was principally attributable to a $4.7 million reduction in trade accounts payable and accrued liabilities, a $3.7 million net loss, a $1.1 million increase in deferred income taxes, a $0.9 million increase in other current assets and a $0.6 million increase in advance funding receivables, offset by a $3.2 million increase in deposits and other payables related to customers, a $1.2 million non-cash provision for uncollectible related party receivables, $1.1 million of depreciation and amortization, a $0.9 million decrease in trade accounts receivable and a $0.3 million decrease in deposits with LECs.


         During the first nine months of 2001, the Company's continuing operations provided $15.0 million of cash, arising principally from a $16.8 million increase in deposits and other payables related to customers. The increase in deposits and other payables to customers was largely attributable to ACI's acquisition of assets and liabilities from OAN in August 2001.


         Cash flow from investing activities. Cash used in investing activities was $0.1 million during the first nine months of 2002 compared to $4.4 million in the comparable period of 2001. During the first nine months of 2002 the Company purchased property and equipment costing $0.1 million. In the same period in 2001, the Company used $4.4 million of cash, principally through its extension of $2.5 million of loans to other entities, the purchase of the OAN assets for $1.4 million (inclusive of acquisition costs) and the purchase of $0.4 million in property and equipment.


         Cash flow from financing activities. Cash provided by financing activities was $2.5 million during the first nine months of 2002 compared to a net use of zero during the first nine months of 2001. During the first nine months of 2002, the Company borrowed $3.0 million under its line of credit, and used cash to pay $0.4 million of dividends to preferred stockholders and purchase $0.1 million of treasury stock. In the corresponding period in 2001, the Company raised $2.0 million from the issuance of common and preferred stock, and used cash to (i) redeem $0.3 million of preferred stock, (ii) purchase $0.2 million of outstanding stock options, (iii) purchase common stock for $1.2 million, and (iv) pay $0.3 million for preferred stock dividends.


         Avery's operating cash requirements consist principally of working capital requirements, scheduled debt service obligations, and payments of preferred dividends and capital expenditures. The Company believes cash flows generated from operations, together with borrowings under its existing line of credit, will be sufficient to fund working capital needs, debt and dividend payment obligations and capital expenditure requirements for the next twelve months.

         CRITICAL ACCOUNTING POLICIES


         The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires us to make estimates and adjustments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to bad debts, technological obsolescence, tax obligations and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The evaluation of these estimates forms the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.


         We have identified below the accounting policies believed to be the most critical to our business operations as discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.


    Revenue Recognition

        Billing Services--The Company recognizes billing services revenue when its customers' records are accepted by the LEC for billing and collection. Bills are generated by the LECs and the collected funds are remitted to the Company, which in turn remits these funds, net of fees and reserves, to its billing customers. These reserves represent cash withheld from customers to satisfy future obligations on behalf of the customer. The obligations consist of local exchange carrier billing fees, bad debts, and sales and excise taxes. The Company records trade accounts receivable and service revenue for fees charged for its billing services. When the Company collects the customers' receivables from the LECs, the Company's trade receivables are reduced by the amount corresponding to the Company's processing fees. The remaining funds are recorded as amounts due to customers and included in deposits and other payables related to customers in the accompanying balance sheets. The Company also retains a reserve from its customers' settlement proceeds, calculated to cover accounts that the LECs are unable to collect, including LEC billing fees and sales taxes, and are included in deposits and other payables related to customers in the accompanying balance sheets.

        Advance Funding Programs--The Company offers participation in advance funding to qualifying customers through its advance payment program. Under the terms of the agreements, the Company purchases the customer's accounts receivable for an amount equal to the face amount of the billing records submitted to the LEC by the Company, less various items including costs and expenses on previous billing records, financing fees, LEC charges, rejects and other similar items. The Company advances 50% to 75% of the purchased amount. The purchased accounts receivable are recorded at the net amount advanced to customers (as advance payment receivables). Financing charges are assessed until the Company recoups its initial payment. The Company records as income an initial non-refundable fee, typically no more than 1%, when funds are advanced to the customer. The Company also records interest income, typically at four percentage points over prime on outstanding advances. There are no substantial costs incurred in factoring a customer's receivables, and all costs associated with the receivable are recognized as incurred. The receivables are typically repaid in 60 days.

        The Company believes that three factors reduce the potential exposure to credit losses. First, the Company advances funds against customer receivables at a level which is usually less than 90% of the expected recovery from the billing LEC. Second, payments from a diversified group of telephone end-users are being passed through a LEC, which has historically been an A+ credit risk. Thirdly, the LECs pay the Company directly, so that the Company can deduct any amounts owed it before remitting funds to the customer. In addition, the Company typically withholds a portion of payments received from LECs before remitting the balance due to its customers which minimizes the Company's exposure to subsequent charges from LECs.


     Goodwill and Impairment of Intangibles

              Goodwill results from the difference between the purchase price paid and liabilities assumed by the Company over the estimated fair market value of assets of HBS and Aelix and subsequent increases to goodwill resulting from earn out payments for the HBS acquisition. Initial goodwill for HBS was amortized using the straight-line method over 15 years with additional goodwill from earn out payments amortized over the remaining goodwill life. The Company discontinued amortizing goodwill effective January 1, 2002 in accordance with FAS 142 (see Recent Accounting Pronouncements). On an on-going basis, management reviews recoverability and the valuation and amortization of goodwill. As a part of this review, the Company considers the undiscounted projected future net cash flows in evaluating the goodwill. If the undiscounted future net cash flows were less than the stated value, goodwill would be written down to fair value.


     Income Taxes and Deferred Taxes

              The Company utilizes the asset and liability approach to accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to have an effect upon taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

         Item 3     Quantitative and Qualitative Disclosures About Market Risk


         The Company is exposed to market risk from changes in marketable securities (which consist of certificates of deposit). At September 30, 2002, our marketable securities were recorded at a fair value of approximately $206,000, with an overall weighted average return of approximately 2% and an overall weighted average life of less than one year. The marketable securities held by the Company have exposure to price risk, which is estimated as the potential loss in fair value due to a hypothetical change of 20 basis points (10% of our overall average rate of return) in quoted market prices. This hypothetical change would have an immaterial effect on the recorded value of the marketable securities.


         The Company is not exposed to material future earnings or cash flow fluctuations from changes in interest rates on long-term debt since 100% of our long-term debt is at a fixed rate as of September 30, 2002. The fair value of our long-term debt at September 30, 2002 is estimated to be $0.7 million based on the 8% rate of the long-term debt and its maturity of 4.25 years, which is consistent with market rates currently available for loans of comparable duration and comparable risk.


         To date, the Company has not entered into any derivative financial instruments to manage interest rate risk and currently is not evaluating the future use of any such financial instruments.


         The Company does not have any exposure to foreign currency transaction gains or losses. Virtually all of the Company's business transactions are in U.S. Dollars.





         Item 4     Controls and Procedures


         Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.





PART II OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(A)      Exhibits


         The  exhibits  are listed in the Exhibit  Index filed  herewith,  which
         Exhibit Index is incorporated herein by reference.

(b) Reports on Form 8-K


         None

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf, thereunto duly authorized.


                                        Avery Communications, Inc.

                                             (Registrant)

                                ------------------------------------------------

Date November 14,   2002                 /s/Patrick J. Haynes III
    ----------------------      ------------------------------------------------
                                           Patrick J. Haynes III
                                           Chairman of the Board

                                ------------------------------------------------

Date November 14, 2002                     /s/ Thomas C. Ratchford
    ----------------------      ------------------------------------------------

                                           Thomas C. Ratchford
                                         Chief Financial Officer


                           AVERY COMMUNICATIONS, INC.
                                  CERTIFICATION


I, Patrick J. Haynes, III, Chief Executive Officer of Avery Communications, Inc. (the "Company"), certify that:

1.       I have reviewed this quarterly report of the Company on Form 10-Q;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly represent in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and board of directors:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 14, 2002                /s/ Patrick J. Haynes, III
                                 --------------------------
                                 Patrick J. Haynes, III, Chief Executive Officer

                           AVERY COMMUNICATIONS, INC.
                                  CERTIFICATION

I, Thomas C. Ratchford, Chief Financial Officer of Avery Communications, Inc. (the "Company"), certify that:

1.       I have reviewed this quarterly report of the Company on Form 10-Q;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly represent in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and board of directors:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 14, 2002                   /s/ Thomas C. Ratchford
                                    -----------------------
                                    Thomas C. Ratchford, Chief Financial Officer

Exhibit Index

Exhibit
Number      Description of Document

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

2.6 Amendment No. 1 to the Primal Merger Agreement (filed as Exhibit 2.6 to the Prior Registration Statement and incorporated herein by reference thereto)

2.7 Amendment No. 2 to the Primal Merger Agreement (filed as Exhibit 2.1 to the registrant's Current Report on Form 8-K, dated September 27, 1999, and incorporated herein by reference thereto)

2.8 Primal Solutions, Inc. Preliminary Distribution Agreement (the "Distribution Agreement"), dated July 31, 2000, by and among Avery Communications, Inc., a Delaware corporation, Primal Solutions, Inc., a Delaware corporation, John Faltys, Joseph R. Simrell, David Haynes, Mark J, Nielsen, Arun Anand, Murari Cholappadi, Sanjay Gupta, Thurston Group, Inc., a Delaware corporation, Patrick

         J. Haynes, III and Scot M. McCormick (filed as Exhibit 2.1 to Avery's Form 8-K dated August 31, 2000 (the "Primal Form 8-K") and incorporated by reference herein)

2.9 Form of Non-Recourse Promissory Note, which is attached as Exhibit 5-A to the Distribution Agreement (filed as Exhibit 2.2 to the Primal Form 8-K and incorporated by reference herein)

2.10 Form of Pledge Agreement, which is attached as Exhibit 5-B to the Distribution Agreement (filed as Exhibit 2.3 to the Primal Form 8-K and incorporated by reference herein)

2.11 Form of Irrevocable Proxy for Thurston Group, Inc., Patrick J. Haynes III and their affiliates relating to the common stock of Primal, which is attached as Exhibit 9-A to the Distribution Agreement (filed as Exhibit 2.4 to the Primal Form 8-K and incorporated by reference herein)

2.12 Form of Irrevocable Proxy for the Old Primal Stockholders relating to the common stock of Avery, which is attached as Exhibit 9-B to the Distribution Agreement (filed as Exhibit 2.5 to the Primal Form 8-K and incorporated by reference herein)

2.13 Indemnification Agreement, dated July 31, 2000, by and between Avery Communications, Inc., a Delaware corporation, John Faltys, Joseph R. Simrell, and David Haynes (filed as Exhibit 2.6 to the Primal Form 8-K and incorporated by reference herein)

2.14 Asset Purchase Agreement among Qorus.com, Inc., TMT Holdings, Inc., Aelix, Inc. and Avery Communications, Inc. dated May 29. 2001 (filed as
         Exhibit 10.37 to the Quarterly Report on Form 10-QSB for the period ended June 30, 2001, filed by Qorus.com, Inc. (the "Qorus 2Q 10-QSB") and incorporated herein by reference thereto)

2.15 First Amendment to Asset Purchase Agreement among Qorus.com, Inc., TMT Holdings, Inc., Aelix, Inc. and Avery Communications, Inc. dated October 17, 2001 (filed as Exhibit 10.56 to the Quarterly Report on Form l 0-QSB for the period ended September 30, 2001, filed by Qorus.com, Inc. (the "Qorus 3Q 10-QSB") and incorporated herein by reference thereto)

2.16 Asset Purchase Agreement among OAN Services, Inc., nTelecom Holdings Inc., OAN Services of Florida, Inc. and ACI Communications, Inc. dated May 25, 2001 (filed as Exhibit 2.1 to Avery's Current Report on Form 8-K dated August 3, 2001 (filed August 20, 2001) and incorporated herein by reference thereto)

2.17 Management Support and Post-Petition Financing Agreement among OAN Services, Inc., nTelecom Holdings Inc., OAN Services of Florida, Inc. and ACI Communications, Inc. dated May 25, 2001 (filed as Exhibit 2.2 to Avery's Current Report on Form 8-K dated August 3, 2001 (filed on August 20, 2001) and incorporated herein by reference thereto)

2.18 First Amendment to Asset Purchase Agreement among OAN Services, Inc., nTelecom Holdings, Inc., OAN Services of Florida, Inc. and ACI Communications, Inc. dated July 27, 2001 (filed as Exhibit 2.3 to
         Avery's Current Report on Form 8-K/A dated August 3, 2001 (filed October 17, 2001) and incorporated herein by reference thereto)

2.19 Second Amendment to Asset Purchase Agreement among Qorus.com, Inc., TMT Holdings, Inc., Aelix, Inc. and Avery Communications, Inc. dated March 15, 2002 (incorporated by reference to the same Exhibit No. of the Annual Report on Form 10-KSB for the year ended December 31, 2001, filed by Avery Communications, Inc.)

3.1 Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Prior Registration Statement and incorporated herein by reference thereto)

3.2 Amended and Restated Bylaws (filed as Exhibit 3.2 to the Prior Registration Statement and incorporated herein by reference thereto)

3.3 Certificate of Designation of Series A Junior Convertible Redeemable Preferred Stock (filed as Exhibit 3.3 to Avery's Registration Statement on Form SB-2 (File No, 333-57336) (the "Resale Registration Statement") and incorporated herein by reference thereto)

3.4 Certificate of Designation of Series B Junior Convertible Redeemable Preferred Stock (filed as Exhibit 3.4 to the Resale Registration Statement and incorporated herein by reference thereto)

3.5 Certificate of Designation of Series C Junior Convertible Redeemable Preferred Stock (filed as Exhibit 3.5 to the Resale Registration Statement and incorporated herein by reference thereto)

3.6 Certificate of Designations of Series D Senior Cumulative Convertible Redeemable Preferred Stock (filed as Exhibit 3.6 to the Resale Registration Statement and incorporated herein by reference thereto)

3.7 Certificate of Designations of Series E Junior Convertible Redeemable Preferred Stock (filed as Exhibit 3.7 to the Resale Registration Statement and incorporated herein by reference thereto)

3.8      Certificate   of   Designations   of  Series  G  Junior   Participating
         Convertible Voting Preferred Stock (filed as Exhibit 3.8 to the Resale Registration Statement and incorporated herein by reference thereto)

3.9 Certificate of Designations of Series H Convertible Preferred Stock (filed as Exhibit 3.9 to the Resale Registration Statement and incorporated herein by reference thereto)

3.10 Certificate of Decrease in Authorized Number of Shares of Series of Preferred Stock (filed as Exhibit 3.10 to the Resale Registration Statement and incorporated herein by reference thereto)

3.11 Certificate of Designations of Series I Convertible Preferred Stock (filed as Exhibit 4.2 to Avery's Quarterly Report on Form l0-QSB for the period ended June 30, 2001, and incorporated herein by reference thereto)

3.12 Certificate of Amendment to the Certificate of Incorporation of Avery Communications, Inc. providing for a one-for-eight reverse stock split dated December 12, 2001 (filed herewith)

4.1 Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Prior Registration Statement and incorporated herein by reference thereto)

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

4.5 Form of Warrant Exercise and Securities Exchange Agreement for $340,000 Promissory Notes (filed as Exhibit 4.5 to the Prior Registration Statement and incorporated herein by reference thereto)

4.6 Registration Rights Agreement by and among Avery Communications, Inc. and Joseph W. Webb, James A. Young, Edward L. Dunn, Philip S. Dunn, Harold D. Box. and David W. Mechler, Jr. dated November 15, 1996 (filed as Exhibit 4.6 to the Prior Registration Statement and incorporated herein by reference thereto)

4.7 Registration Rights Agreement by and between Avery Communications, Inc. and The Franklin Holding Corporation (Delaware) dated May 30, 1997 (filed as Exhibit 4.7 to the Prior Registration Statement and incorporated herein by reference thereto)

4.8      Registration Rights Agreement by and between Avery Communications, Inc.
         and

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

4.11     Form  of  Investor   Warrant  (filed  as  Exhibit  4.11  to  the  Prior
         Registration Statement and incorporated herein by reference thereto)

4.12 Registration Rights Agreement by and between Avery Communications, Inc. and Thomas A. Montgomery dated January 24, 1997 (filed as Exhibit 4.12 to the Prior Registration Statement and incorporated herein by reference thereto)

4.13 Registration Rights Agreement by and between Avery Communications, Inc. and Thurston Bridge Fund, L.P, dated December 6, 1996 (filed as Exhibit
         4.13 to the Prior Registration Statement and incorporated herein by reference thereto)

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

4.16 $350,000 Promissory Note payable to Eastern Virginia Small Business Investment Corporation dated December 23, 1996 (filed as Exhibit 4.16 to the Prior Registration Statement and incorporated herein by reference thereto)

4.17 $50,000 Promissory Note to Global Capita! Resources, Inc. dated September 30, 1996 (filed as Exhibit 4.17 to the Prior Registration Statement and incorporated herein by reference thereto)

4.18 Loan and Security Agreement, by and between Hold Billing Services, Ltd. and FINOVA Capital Corporation dated March 25, 1997 (filed as Exhibit
         4.18 to the Prior Registration Statement and incorporated herein by reference thereto)

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

4.26 Registration Rights Agreement by and among Avery Communications, Inc., Waterside Capital Corporation and CapitalSouth Partners Fund I, L.P. dated February 21, 2001 (filed as Exhibit 4.26 to the Resale Registration Statement and incorporated herein by reference thereto)

*10.1 Employment Agreement by and between Avery Communications, Inc. and Patrick J. Haynes, III dated July 1, 1998 (filed as Exhibit 10.1 to the Prior Registration Statement and incorporated herein by reference thereto)

10.2 Stock Warrant Certificate to Patrick J. Haynes, III dated July 1, 1998 (filed as Exhibit 10.2 to the Prior Registration Statement and incorporated herein by reference thereto)

*10.3 Employment and Non-competition Agreement by and between Hold Billing Services, Ltd. and Harold D. Box dated November 15, 1996 (filed as
         Exhibit 10.3 to the Prior Registration Statement and incorporated herein by reference thereto)

*10.4    Employment Agreement by and between Avery Communications, Inc, and Mark
         J. Nielsen dated December 1, 1998 (filed as Exhibit 10.4 to the Prior Registration Statement and incorporated herein by reference thereto)

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

10.13    Form of  Director  and  Officer  Indemnification  Agreement  (filed  as
         Exhibit 10. 13 to the Prior Registration Statement and incorporated herein by reference thereto)

*10.14   Avery  Communications,  Inc.  1999  Flexible  Incentive  Plan (filed as
         Exhibit 99.1 to Avery's Registration Statement on Form S-8 (File No. 333-33486) and incorporated herein by reference thereto)

10.15 Demand Promissory Note, dated December 21, 2000, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $650,000 (filed as Exhibit 10.44 to the Form 10-KSB (File No. 0-27551) filed by Qorus.com, Inc. (the "Qorus 10-KSB") and incorporated herein by reference thereto)

10.16 Demand Promissory Note, dated February 15, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $150,000 (filed as Exhibit 10.45 to the Qorus 10-KSB and incorporated herein by reference thereto)

10.17 Demand Promissory Note, dated February 28, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $260,000 (filed as Exhibit 10.46 to the Qorus 10-KSB and incorporated herein by reference thereto)

10.18 Amended and Restated Convertible Promissory Note, dated January 1, 2001, payable to Thurston Communications Corporation by Qorus.com, Inc. in the original principal amount of $750,000 (filed as Exhibit 10,37 to the Qorus 10-KSB and incorporated herein by reference thereto)

10.19 Convertible Promissory Note, dated October 20, 2000, payable to Thurston Communications Corporation by Qorus.com, Inc. in the original principal amount of $250,000 (filed as Exhibit 10.38 to the Qorus 10-KSB and incorporated herein by reference thereto)

10.20 Convertible Promissory Note, dated October 30, 2000, payable to Thurston Communications Corporation by Qorus.com, Inc. in the original principal amount of $250,000 (filed as Exhibit 10.39 to the Qorus 10-KSB and incorporated herein by reference thereto)

10.21 Promissory Note, dated March 16, 2001, payable to Thurston Communications Corporation by Qorus.com, Inc. in the original principal amount of $160,000 (filed as Exhibit 10.48 to the Qorus 10-KSB and incorporated herein by reference thereto)

10.22 Note Extension, Modification and Amendment Agreement dated as of May 31, 2001, among Qorus.com, Inc., Aelix, Inc., Thurston Interests, LLC, Apex Investment Fund III, L.P., Apex Strategic Partners, LLC, Thurston Communications Corporation and Customer Care and Technology Holdings, Inc. (filed as Exhibit 10.38 to the Qorus 2Q 10-QSB and incorporated herein by reference thereto)

10.23 Demand Promissory Note, dated as of March 29, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $160,000 (filed as Exhibit 10.39 to the Qorus 2Q 10-QSB and incorporated herein by reference thereto)

10.24 Demand Promissory Note, dated as of April 12, 2001, payable to Thurston Communications Corporation in the original principal amount of $80,000 (filed as Exhibit 10.40 to the Qorus 2Q 10-QSB and incorporated herein by reference thereto)

10.25 Demand Promissory Note, dated as of April 30, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $170,000 (filed as Exhibit 10.41 to the Qorus 2Q 10-QSB and incorporated herein by reference thereto)

10.26 Demand Promissory Note, dated as of May 11. 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of

         $25,000 (filed as Exhibit 10.42 to the Qorus 2Q 10-QSB and incorporated herein by reference thereto)

10.27 Demand Promissory Note, dated as of May 15, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of S75,000 (filed as Exhibit 10.43 to the Qorus 2Q 10-QSB and incorporated herein by reference thereto)

10.28 Demand Promissory Note, dated as of May 31, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $42,000 (filed as Exhibit 10.44 to the Qorus 2Q 10-QSB and incorporated herein by reference thereto)

10.29 Demand Promissory Note, dated as of June 15, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $80,000 (filed as Exhibit 10.45 to the Qorus 2Q 10-QSB and incorporated herein by reference thereto)

10.30 Demand Promissory Note, dated as of June 28, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $60.000 (filed as Exhibit 10.46 to the Qorus 2Q 10-QSB and incorporated herein by reference thereto)

10.31 Demand Promissory Note, dated as of July 12, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $85,000 (filed as Exhibit 10.47 to the Qorus 2Q 10-QSB and incorporated herein by reference thereto)

10.32 Demand Promissory Note, dated as of July 31, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $83,500 (filed as Exhibit 10.48 of the Quarterly Report on Form 10-QSB for the period ended September 30, 2001, filed by Qorus.com, Inc. (the "Qorus 3Q 10-QSB") and incorporated herein by reference thereto)

10.33 Demand Promissory Note, dated as of August 14, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $178,000 (filed as Exhibit 10.49 to the Qorus 3Q 10-QSB and incorporated herein by reference thereto)

10.34 Demand Promissory Note, dated as of August 30, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $102,500 (filed as Exhibit 10.50 to the Qorus 3Q 10-QSB and incorporated herein by reference thereto)

10.35 Demand Promissory Note, dated as of September 13, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $96,000

         (filed as Exhibit 10.51 to the Qorus 3Q 10-QSB and incorporated herein by reference thereto)

10.36 Demand Promissory Note, dated as of September 28, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $90,500 (filed as Exhibit 10.52 to the Qorus 3Q 10-QSB and incorporated herein by reference thereto) 10.37 Demand Promissory Note, dated as of October 1, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $160,000 (filed as Exhibit 10.53 to the Qorus 3Q 10-QSB and incorporated herein by reference thereto)

10.38 Demand Promissory Note, dated as of October 12, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $102,000 (filed as Exhibit 10.54 to the Qorus 3Q 10-QSB and incorporated herein by reference thereto)

10.39 Demand Promissory Note, dated as of October 16, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $10,000 (filed as Exhibit 10.55 to the Qorus 3Q 10-QSB and incorporated herein by reference thereto)

10.40 Demand Promissory Note, dated as of October 30, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $72,000 (filed as Exhibit 10.57 to the Qorus 3Q 10-QSB and incorporated herein by reference thereto)

10.41 Demand Promissory Note, dated as of November 5, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $10.000 (filed as Exhibit 10.58 to the Qorus 3Q 10-QSB and incorporated herein by reference thereto)

10.42 Demand Promissory Note, dated as of November 14, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $77,000 (filed as Exhibit 10.42 of the Annual Report on Form 10-KSB for the year ended December 31, 2001 by Avery Communications, Inc. and incorporated herein by reference thereto)

*10.43 Executive Employment Agreement between Avery Communications, Inc. and Patrick J. Haynes, III dated November 1, 2001 (filed as Exhibit 10.42 of the Annual Report on Form 10-KSB for the year ended December 31, 2001 by Avery Communications, Inc. and incorporated herein by reference thereto)

10.44 Consulting Agreement between Avery Communications, Inc. and Phipps & Company, LLC dated September 1, 2001 (filed as Exhibit 10.44 of the Annual Report on Form

         10-KSB for the year ended December 31, 2001 by Avery Communications, Inc. and incorporated herein by reference thereto)

10.45 Consulting Agreement between Avery Communications. Inc. and Robert T, Isham, Jr. dated September 1, 2001 (filed as Exhibit 10.45 of the Annual Report on Form 10-KSB for the year ended December 31, 2001 by Avery Communications, Inc. and incorporated herein by reference thereto)

10.46 Nonqualified Stock Option Agreement between Avery Communications. Inc. and Waveland, LLC dated December 27, 2001 (filed as Exhibit 10.46 of the Annual Report on Form 10-KSB for the year ended December 31, 2001 by Avery Communications, Inc. and incorporated herein by reference thereto)

*10.47 Form of Nonqualified Stock Option Agreement entered into between Avery Communications, Inc. and various directors and employees as of December 27, 2001 (filed as Exhibit 10.47 of the Annual Report on Form 10-KSB for the year ended December 31, 2001 by Avery Communications, Inc. and incorporated herein by reference thereto)

10.48 Receivables Sale Agreement dated as of December 19, 2001 among HBS Billing Services Company and ACI Billing Services, Inc., individually and collectively, and RFC Capital Corporation (filed as Exhibit 10.48 of the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002 by Avery Communications, Inc. and incorporated herein by reference thereto)

10.49 Form of Non-Recourse Promissory Note, dated as of March 20, 2002, payable to Avery Communications, Inc. which is as restatement and replacement of a promissory note dated October 19, 2000 (filed as Exhibit 10.49 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 by Avery Communications, Inc. and incorporated herein by reference thereto)

10.50 Letter dated November 8, 2002 from Textron Financial Corporation regarding the calculation of covenant compliance under Section 4.3(h) of the Receivables Sale Agreement dated as of December 19, 2001 among HBS Billing Services Company and ACI Billing Services, Inc., individually and collectively, and RFC Corporation (filed herewith)

11.1     Statement Regarding Computation of Earnings per Share (filed as Exhibit
         11.1 to the Prior Registration Statement and incorporated herein by reference thereto)

16.1     Letter  from   PricewaterhouseCoopers   LLP  on  change  in  certifying
         accountant (filed as Exhibit 16.1 to the Prior Registration Statement and incorporated herein by reference thereto)

21.1 Subsidiaries of Registrant (filed as Exhibit 21.1 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 by Avery Communications, Inc. and incorporated herein by reference thereto)

99.1 Certificate of the Chief Executive Officer dated as of November 14, 2002 pursuant to the Sarbanes-Oxley Act of 2002 (filed herewith)

99.2 Certificate of the Chief Financial Officer dated as of November 14, 2002 pursuant to the Sarbanes-Oxley Act of 2002 (filed herewith)

-------------
*Denotes a management contract or compensatory plan or arrangement.