Form 10QSB/A
period 2001-09-30
AVERY COMMUNICATIONS INC
filed 2002-12-16
CIK 946855

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

The number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2001:


       TITLE OF CLASS                              NUMBER OF SHARES OUTSTANDING
       --------------                              ----------------------------

Common Stock, $.01 par value                                 10,142,076

                   AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES


                                      INDEX





PART I  FINANCIAL INFORMATION                                               PAGE

Item 1. Consolidated Financial Statements

        Consolidated Balance Sheets - September 30, 2001                       1
        (unaudited) and December 31, 2000

        Consolidated Statements of Operations - For the                        3
        Periods Ended September 30, 2001 and 2000 (unaudited)

        Consolidated Statements of Cash Flows - For the                        4
        Periods Ended September 30, 2001 and 2000 (unaudited)

        Notes to Consolidated Financial Statements                             5

Item 2. Management's Discussion and Analysis of Financial                     11
        Condition and Results of Operations

PART II OTHER INFORMATION

Item 4. Submission of matters to a vote of Security Holders                   17

Item 6. Exhibits and Reports on Form 8-K                                      17

               ITEM 1. AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                     -----------------------------
                                                                                                     SEPTEMBER 30,   DECEMBER 31,
                                    ASSETS                                                               2001            2000
                                                                                                     --------------  -------------
                                                                                                       (Unaudited
                                                                                                      and Restated)
Current assets:
   Cash and cash equivalents                                                                         $  17,680,719    $ 6,719,888
   Trade accounts and notes receivable, net of allowance for doubtful accounts of $242,901
     for both periods                                                                                    1,935,744      1,414,249
   Advance payment receivables                                                                           2,942,664      1,797,634
   LEC billing and collection fees receivables                                                           6,422,750      4,561,600
   Other receivables                                                                                       320,091        210,227
   Deferred tax asset                                                                                    1,226,832        565,562
   Deposits with LECs                                                                                   10,326,123      2,746,869
   Other current assets                                                                                    124,196         29,661
   Net current assets of discontinued operations                                                                 -        669,620
                                                                                                        -----------    -----------
         Total current assets                                                                           40,979,119     18,715,310
                                                                                                        -----------    -----------
Property and equipment:
   Computer equipment and software                                                                       4,927,488      1,282,988
   Furniture and fixtures                                                                                  322,823        322,023
   Accumulated depreciation and amortization                                                            (1,120,205)      (784,168)
                                                                                                        -----------    -----------
         Total property and equipment, net                                                               4,130,106        820,843
                                                                                                        -----------    -----------
Other assets:
   Goodwill, net of accumulated amortization of $1,198,003 and $1,001,725, respectively                  2,557,614      2,753,892
   Investments                                                                                              30,100      1,519,000
   Net long-term assets of discontinued operations                                                               -      7,746,836
   Purchased contracts, net of accumulated amortization of $337,053
    and $328,225, respectively                                                                              17,210         26,038
   Notes receivable due from related parties, net of allowance of $1,210,800 at September 30, 2001       4,664,472      4,046,772
   Capitalized acquisition costs                                                                           254,345              -
   Other assets                                                                                             15,634         14,554
                                                                                                        -----------    -----------

         Total other assets                                                                              7,539,375     16,107,092
                                                                                                        -----------    -----------
         Total assets                                                                                $  52,648,600    $35,643,245
                                                                                                        ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                   AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS -(Continued)

                                                                                                     --------------  -------------
                                                                                                     SEPTEMBER 30,   DECEMBER 31,
                          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                 2001            2000
                                                                                                     --------------  -------------
                                                                                                       (Unaudited
                                                                                                      and Restated)
Current liabilities:
   Current notes payable                                                                              $      6,667    $     6,667
   Trade accounts payable                                                                                4,007,026      4,117,671
   Accrued liabilities                                                                                   4,591,565      3,323,874
   Purchase price payable to OAN                                                                         1,948,654              -
   Income taxes payable                                                                                    614,653        314,547
   Deposits and other payables related to customers                                                     38,946,201     18,594,786
                                                                                                        -----------    -----------
         Total current liabilities                                                                      50,114,766     26,357,545
                                                                                                        -----------    -----------
Non-current liabilities
   Long-term notes payable due to related parties                                                          339,685        333,475
   Customer cure liability                                                                               2,200,000              -
                                                                                                        -----------    -----------
         Total non-current liabilities                                                                   2,539,685        333,475
                                                                                                        -----------    -----------
Redeemable preferred stock:
   Series A; $0.01 par value, 391,667 shares authorized,  issued and outstanding at September 30, 2001 and December 31, 2000 (liquidation preference
      of $391,667 at September 30, 2001 and December 31, 2000)                                             391,667        391,667
   Series B; $0.01 par value, 390,000 shares authorized, issued and
      outstanding at September 30, 2001 and December 31, 2000 (liquidation preference                      390,000        390,000
      of $390,000 at September 30, 2001 and December 31, 2000)
   Series C; $0.01 par value,  40,000 shares authorized,  issued and outstanding at September 30, 2001 and December 31, 2000, (liquidation preference
      of $40,000 at September 30, 2001 and December 31, 2000)                                               40,000         40,000
   Series D; $0.01 par value, 1,500,000 authorized, issued and
      outstanding at September 30, 2001 and December 31, 2000 (liquidation preference                    1,500,000      1,500,000
      of $1,500,000 at September 30, 2001 and December 31, 2000)
   Series E;  $0.01 par  value,  0 and  350,000  shares  authorized,  issued and outstanding  at September  30, 2001 and  December  31, 2000,  respectively
      (liquidation
      preference of $0 and  $350,000 at September 30, 2001 and December 31, 2000, respectively)                  -        350,000
                                                                                                        -----------    -----------
         Total redeemable preferred stock                                                                2,321,667      2,671,667
                                                                                                        -----------    -----------
Commitments and contingencies Stockholders' equity (deficit):
   Preferred stock (20,000,000 shares authorized):
      Series G; $0.01 par value,  2,150,493  and  7,126,894  shares  authorized, issued and  outstanding  at  September  30, 2001 and December 31, 2000, respectively (liquidation
         preference of $21,505 and $71,269 at September 30, 2001 and December 31, 2000, respectively)       21,505         71,269
      Series H; $0.01 par value, 1,600,000 and  0 shares authorized, issued and outstanding at September 30, 2001 and December 31, 2000, respectively (liquidation
         preference of $1,600,000 and $0 at September 30, 2001 and December 31, 2000, respectively)         16,000              -
      Series I; $0.01 par value, 500,000 and  0 shares authorized, issued and outstanding at September 30, 2001 and December 31, 2000, respectively (liquidation
         preference of $500,000 and $0 at September 30, 2001 and December 31, 2000, respectively)            5,000              -
   Common stock: $0.01 par value, 20,000,000 shares authorized, 12,541,230 and 12,461,230 shares issued
      at September 30, 2001 and December 31, 2000, respectively                                            125,412        124,613
   Additional paid-in capital                                                                            9,885,927     15,752,226
   Accumulated deficit                                                                                  (8,058,516)    (6,539,013)
   Treasury stock, 2,399,154 and 1,215,216 shares at September 30, 2001 and December 31, 2000,
      respectively, at cost                                                                             (3,244,418)    (2,036,801)
   Subscription notes receivable                                                                        (1,078,428)    (1,091,736)
                                                                                                        -----------    -----------
         Total stockholders' equity (deficit)                                                           (2,327,518)     6,280,558
                                                                                                        -----------    -----------
         Total liabilities and stockholders' equity (deficit)                                        $  52,648,600    $35,643,245
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

                                                                                             --------------------------------------
                                                                                                        NINE MONTHS ENDED
                                                                                                          SEPTEMBER 30,
                                                                                             --------------------------------------
                                                                                                    2001                2000
                                                                                             -------------------  -----------------
                                                                                                 (Restated)
Cash flows from operating activities:
   Net loss                                                                                  $       (1,519,503)  $       (180,465)
   Loss from discontinued operations                                                                    605,259          2,654,707
   Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities from continuing operations net of effects of acquisition:
   Provision for bad debt expense                                                                     1,210,800             54,000
     Amortization of loan discounts                                                                       6,210              6,210
     Deferred income taxes                                                                             (661,270)                 -
     Depreciation and amortization                                                                      541,143            435,590
     Treasury stock received in settlement                                                                    -            (54,802)
     Option buyback costs                                                                                88,378                  -
     Write off investment in affiliate                                                                2,221,305                  -
     Change in  operating assets and liabilities:
       Trade accounts receivable                                                                       (521,495)             7,374
       Advance payment receivables                                                                   (1,145,030)         4,844,007
       Other current assets                                                                             (94,535)           (48,460)
       Deposits                                                                                        (282,775)        (2,402,043)
       Other receivables                                                                               (627,890)        (1,104,717)
       Trade accounts payable and accrued liabilities                                                (2,077,723)           (55,245)
       Income taxes payable                                                                             300,106           (566,202)
       Deposits and other payables related to customers                                              17,003,235          7,813,873
       Other assets                                                                                      (1,080)            30,077
                                                                                               -----------------    ---------------

           Net cash provided by continuing operations                                                15,045,135         11,433,904
           Net cash provided by (used in) discontinued operations                                       275,271         (1,910,439)
                                                                                               -----------------    ---------------
           Net cash provided by operations                                                           15,320,406          9,523,465
                                                                                               -----------------    ---------------

Cash flows from investing activities:
   Purchase of contracts                                                                                      -             (7,500)
   Purchase of property and equipment                                                                  (445,300)           (71,060)
   Payment received on notes receivable                                                                  13,308                  -
   Amounts loaned for notes receivable                                                               (2,549,805)        (2,313,500)
   Acquisition costs                                                                                   (254,345)                 -
   Purchase of OAN Services, Inc. net assets                                                         (1,108,000)                 -
   Purchase of investments                                                                              (11,100)                 -
                                                                                               -----------------    ---------------

           Net cash used in investing activities                                                     (4,355,242)        (2,392,060)
                                                                                               -----------------    ---------------

Cash flows from financing activities:
   Redemption of preferred shares                                                                      (350,000)                 -
   Purchase of options for cash                                                                        (215,000)                 -
   Cash paid for treasury stock                                                                      (1,207,617)                 -
   Payment of preferred stock dividends                                                                (278,023)          (247,392)
   Issuance of shares of common and preferred stock for cash                                          2,046,307            134,114
                                                                                               -----------------    ---------------

           Net cash used in financing activities                                                         (4,333)          (113,278)
                                                                                               -----------------    ---------------

Increase in cash                                                                                     10,960,831          7,018,127

Cash at beginning of period                                                                           6,719,888          5,744,069
                                                                                               -----------------    ---------------

Cash at end of period                                                                        $       17,680,719   $     12,762,196
                                                                                               =================    ===============
Supplemental disclosures:
   Interest paid                                                                             $           46,702   $         55,849
                                                                                               =================    ===============
   Income taxes paid                                                                         $          160,066   $        453,000
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

                   AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

    ASSETS
        LEC billing and collection fee receivable                                           $ 1,343,124
        Deposits with LEC's                                                                   7,296,479
        Fixed Assets                                                                          3,200,000
                                                                                   ---------------------
        TOTAL ASSETS                                                                         11,839,603
                                                                                   ---------------------

    LIABILITIES
        Due to OAN                                                                            2,142,598
        Accrued LEC billing and collection fees                                               2,111,567
        Customer bad debt reserves                                                            3,697,938
        Customer termination reserves                                                           579,500
        Customer cure liabilities                                                             2,200,000
                                                                                   ---------------------
        Total Liabilities                                                                    10,731,603
                                                                                   ---------------------

                                                                                   ---------------------
        Net Assets Purchased                                                                $ 1,108,000
                                                                                   =====================




         The customer cure liabilities amount represents 5% of the cure amount due for customers that agreed to assign their billing contracts with OAN to Avery. Avery has agreed to pay this amount in the future through reduced billing fees.

         At the time of ACI's purchase of the net assets of OAN, OAN had indicated that the net bad debt reserve held against customers (a liability which was assumed by ACI) was $0.7 million. This amount represents a liability for funds withheld from customers to cover bad debt charges for processed call records. During the third quarter of 2002, the Company determined, with OAN's cooperation, that the amount withheld from customers to cover bad debts as of the closing date of the purchase was actually $3.7 million. The Company has adjusted its bad debt reserves and reduced the purchase price payable to OAN within the accompanying restated balance sheet and statement of cash flows (see
Note 10 to Consolidated Financial Statements).


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


         NOTE 10.   RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS

         During the third quarter of 2002, the Company determined, with OAN's cooperation, that an error was made in the computation of the purchase price for net assets purchased. It was determined that the liability assumed by the Company for amounts withheld from customers to cover future obligations of the customers as of the closing date of the purchase was actually $3.7 million, rather than the $0.7 million calculated at the time of closing. The Company additionally adjusted post-acquisition bad debt reserves of the acquired business for other transactions which were incorrectly reflected within the Company's previously issued financial statements. Accordingly, the Company has increased its reserves held against customers and decreased its payable to OAN. Such adjustments are reflected in the accompanying restated balance sheet as of September 30, 2001 and the restated statement of cash flows for the nine months ended September 30, 2001. The restated figures supersede the information within the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 2001. The adjustments affect only the balance sheet and statement of cash flows dated after August 2001. There was no impact to the Company's statement of operations.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS


ITEM 2.


         This Quarterly Report on Form 10-QSB/A contains certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the Company with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.



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



         Net cash provided by operating activities, excluding discontinued operations, was $15.0 million for the nine months ending September 30, 2001, as compared to $11.4 million for 2000. The $15.0 million cash flow provided by operations for 2001 results primarily from a $17.0 million increase in deposits and other payables related to customers and $2.5 million net income and non cash items from continuing operations offset by a $1.1 million increase in advance payment receivables, a $1.2 million reduction in trade accounts payable and accrued liabilities, a $0.3 million increase in deposits, a $0.6 million increase in other receivables and a $0.5 million increase in trade receivables. The $11.4 million cash flow provided by operations for 2000 results from $2.9 million net income and non-cash items from continuing operations, $7.8 million increase in deposits and other payables related to customers and a $4.8 million decline in advance payment receivables offset by a $2.4 million increase in deposits, a $1.1 million increase in other receivables and a $0.6 million decrease in income taxes payable.


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


Item 6:  Exhibits and Reports on Form 8-K

(a)      Exhibits


                  99.1 Certificate of the Chief Executive Officer dated as of December 3, 2002 pursuant to the Sarbanes-Oxley Act of 2002 (filed herewith)

                  99.2 Certificate of the Chief Financial Officer dated as of December 3, 2002 pursuant to the Sarbanes-Oxley Act of 2002 (filed herewith)

(b)      Reports on Form 8-K

                  None

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf, thereunto duly authorized.


                                          Avery Communications, Inc.

                                                 (Registrant)

Date  December 16, 2002                   /s/ Patrick J. Haynes, III
    --------------------       -------------------------------------------------
                                             Patrick J. Haynes, III
                                             Chairman of the Board



Date  December 16, 2002                 /s/ Thomas C. Ratchford
     -------------------       -------------------------------------------------
                                         Thomas C. Ratchford
                                         Chief Financial Officer

                           AVERY COMMUNICATIONS, INC.
                                  CERTIFICATION


I, Patrick J. Haynes, III, Chief Executive Officer of Avery Communications, Inc. (the "Company"), certify that:

1.       I have reviewed this quarterly report of the Company on Form 10-QSB/A;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly represent in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report.

         [Items 4, 5 and 6 omitted pursuant to the transition provisions of Release No. 34-46427.]


December 16, 2002                /s/ Patrick J. Haynes, III
                                 --------------------------
                                 Patrick J. Haynes, III, Chief Executive Officer

                           AVERY COMMUNICATIONS, INC.
                                  CERTIFICATION

I, Thomas C. Ratchford, Chief Financial Officer of Avery Communications, Inc. (the "Company"), certify that:

1.       I have reviewed this quarterly report of the Company on Form 10-QSB/A;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly represent in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report.


         [Items 4, 5 and 6 omitted pursuant to the transition provisions of Release No. 34-46427.]


December 16, 2002                   /s/ Thomas C. Ratchford
                                    -----------------------
                                    Thomas C. Ratchford, Chief Financial Officer