Form 10KSB/A
period 2001-12-31
AVERY COMMUNICATIONS INC
filed 2002-12-16
CIK 946855

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                 FORM 10-KSB/A

                               (Amendment No. 2)
(Mark one)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934.

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

   Our working capital position at December 31, 2001 was a negative $13.1 million compared to a negative $10.4 million as of December 31, 2000. The $2.7 million decline in working capital is due to a $9.7 million increase in current liabilities, offset by a $7.0 million increase in current assets. The $9.7 million increase in current liabilities is primarily attributable to a $4.9 million increase in customer deposits and other payables associated with increased volume, a $1.7 million increase in accounts payable and accrued liabilities due mainly to the acquisition of ACI Billing Services, and the addition of $2.6 million of loans. The $7.0 million increase in current assets is primarily attributable to a $5.4 million increase in the receivable from OAN relating to the acquisition of ACI Billing Services, a $1.8 million increase in trade receivables attributable to the acquisition of ACI Billing Services, a $0.9 million increase in deposits placed with LECs, a $0.4 million increase in LEC billing and collection fees receivable, a $0.5 million increase in deferred tax assets offset by a $1.3 million decline in cash balance and a $0.7 million decline in net current assets of discontinued operations.

   Net cash provided by continuing operations was $1.2 million and $9.9 million for the years ended December 31, 2001 and 2000, respectively. The cash flow provided by operations for 2001 resulted principally from $2.4 million of non-cash charges relating to a write off of investments in affiliates, $1.6 million of non-cash charges relating to provisions for uncollectible related party notes receivable, a $1.6 million increase in deposits and other payables related to customers, a $1.6 million increase in trade accounts payable and accrued liabilities and $0.9 million of depreciation and amortization offset by a $1.8 million loss from continuing operations, a $1.7 million increase in trade receivables, a $2.4 million increase in non-trade receivables, a $0.5 million increase in deferred income taxes and a $0.4 million increase in deposits. The $9.9 million cash flow provided by operations for 2000 resulted primarily from $2.3 million net income from continuing operations, a $5.0 million decrease in advance payments receivable, a $4.1 million increase in customer deposits and other payables and a $1.2 million charge to operations for the non-cash exercise of options and warrants and the issuance of stock and warrants for services, offset by a $3.0 million increase in deposits with local exchange carriers.

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

Date:  December 16, 2002

                   CERTIFICATION BY CHIEF EXECUTIVE OFFICER

   I, Patrick J. Haynes, III, Chief Executive Officer of Avery Communications, Inc. (the "Company"), certify that:

      1.  I have reviewed this annual report of the Company on Form 10-KSB/A;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly represent in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report.

[Items 4, 5 and 6 omitted pursuant to the transition provisions of Release No.
                                  34-46427.]

Date:  December 16, 2002

                                                   /s/  PATRICK J. HAYNES, III
                                                  -----------------------------
                                                     Patrick J. Haynes, III,
                                                     Chief Executive Officer

                   CERTIFICATION BY CHIEF FINANCIAL OFFICER

   I, Thomas C. Ratchford, Chief Financial Officer of Avery Communications, Inc. (the "Company"), certify that:

      1.  I have reviewed this annual report of the Company on Form 10-KSB/A;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly represent in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report.

Date:  December 16, 2002

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

                                                /s/ KING GRIFFIN & ADAMSON P.C.

Dallas, Texas
March 20, 2002

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                   December 31, December 31,
                                     ASSETS                                            2001         2000
                                     ------                                        ------------ ------------
                                                                                     Restated
Current assets:
   Cash and cash equivalents...................................................... $ 5,422,202  $ 6,719,888
   Trade accounts and notes receivable, net of allowance for doubtful accounts of
     $242,000.....................................................................   3,231,166    1,414,249
   Advance payment receivables....................................................   1,794,352    1,797,634
   LEC billing and collection fees receivable.....................................   4,948,502    4,561,600
   Other receivables..............................................................      94,376      210,227
   Receivable from OAN............................................................   5,360,845           --
   Deferred tax asset.............................................................   1,090,690      565,562
   Deposits with LECs.............................................................     933,618           --
   Other current assets...........................................................      53,354       29,661
   Net current assets of discontinued operations..................................          --      669,620
                                                                                   -----------  -----------
          Total current assets....................................................  22,929,105   15,968,441
                                                                                   -----------  -----------
Property and equipment:
   Computer equipment and software................................................   5,718,172    1,282,988
   Furniture and fixtures.........................................................     500,003      322,023
   Accumulated depreciation and amortization......................................  (1,379,877)    (784,168)
                                                                                   -----------  -----------
          Total property and equipment, net.......................................   4,838,298      820,843
                                                                                   -----------  -----------
Other assets:
   Goodwill, net of accumulated amortization of $1,263,429 and $1,001,725.........   5,577,735    2,753,892
   Investments in affiliates......................................................      30,100    1,519,000
   Deposits with LECs.............................................................   2,236,983    2,746,869
   Purchased contracts, net of accumulated amortization of $339,996 and
     $328,225.....................................................................      14,267       26,038
   Notes receivable due from related parties, net of allowance of $1,210,800 at
     December 31, 2001............................................................     752,700    4,046,772
   Capitalized financing fees.....................................................     718,299           --
   Other assets...................................................................      43,036       14,554
   Net long-term assets of discontinued operations................................          --    7,746,836
                                                                                   -----------  -----------
          Total other assets......................................................   9,373,120   18,853,961
                                                                                   -----------  -----------
          Total assets............................................................ $37,140,523  $35,643,245
                                                                                   ===========  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

                                                                                                   December 31, December 31,
                          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                               2001         2000
                          ----------------------------------------------                           ------------ ------------
                                                                                                     Restated
Current liabilities:
   Current notes payable.......................................................................... $        --  $     6,667
   Line of credit.................................................................................   2,607,705           --
   Trade accounts payable.........................................................................   5,144,763    4,117,671
   Accrued liabilities............................................................................   4,306,386    3,323,874
   Current portion of customer cure liability.....................................................     317,701           --
   Income taxes payable...........................................................................     163,994      314,547
   Deposits and other payables related to customers...............................................  23,518,963   18,594,786
                                                                                                   -----------  -----------
         Total current liabilities................................................................  36,059,512   26,357,545
                                                                                                   -----------  -----------
Non-current liabilities:
   Long-term notes payable due to related party...................................................     680,681      333,475
   Customer cure liability - long-term portion....................................................   1,576,021           --
                                                                                                   -----------  -----------
         Total non-current liabilities............................................................   2,256,702      333,475
                                                                                                   -----------  -----------
Redeemable preferred stock:
   Series A; $0.01 par value, 391,667 shares authorized, issued and outstanding (liquidation
    preference of $391,667).......................................................................     391,667      391,667
   Series B; $0.01 par value, 390,000 shares authorized, issued and outstanding (liquidation
    preference of $390,000).......................................................................     390,000      390,000
   Series C; $0.01 par value, 40,000 shares authorized, issued and outstanding (liquidation
    preference of $40,000)........................................................................      40,000       40,000
   Series D; $0.01 par value, 1,500,000 authorized, issued and outstanding (liquidation
    preference of $1,500,000).....................................................................   1,500,000    1,500,000
   Series E; $0.01 par value, 0 and 350,000 shares authorized, issued and outstanding at
    December 31, 2001 and December 31, 2000, respectively (liquidation preference of $0 and
    $350,000 at December 31, 2001 and December 31, 2000, respectively)............................          --      350,000
                                                                                                   -----------  -----------
         Total redeemable preferred stock.........................................................   2,321,667    2,671,667
                                                                                                   -----------  -----------

Commitments and contingencies (Notes 8 and 14)....................................................          --           --

Stockholders' equity (deficit):
   Preferred stock (20,000,000 shares authorized):
      Series G; $0.01 par value, 2,150,493 and 7,126,894 shares authorized, issued and outstanding at December 31, 2001 at December 31, 2000, respectively (liquidation preference of $21,505 and $71,269 at December 31, 2001 and December 31, 2000
       respectively)..............................................................................      21,505       71,269
      Series H; $0.01 par value, 1,600,000 and 0 shares authorized, issued and outstanding at
       December 31, 2001 and December 31, 2000, respectively (liquidation preference of
       $1,600,000 and $0 at December 31, 2001 and December 31, 2000, respectively)................      16,000           --
      Series I; $0.01 par value, 500,000 and 0 shares authorized, issued and outstanding at
       December 31, 2001 and December 31, 2000, respectively (liquidation preference of
       $500,000 and $0 at December 31, 2001 and December 31, 2000, respecively)...................       5,000           --
Common stock: $0.01 par value, 20,000,000 shares authorized, 1,267,955 and 12,461,230 (prior to 1 for 8 reverse stock split) shares issued at December 31, 2001 and December 31, 2000,
 respectively.....................................................................................      12,680      124,613
Additional paid-in capital........................................................................   6,639,337   15,752,226
Accumulated deficit...............................................................................  (9,055,012)  (6,539,013)
Treasury stock, 60,271 and 1,215,216 (prior to 1 for 8 reverse stock split) shares at December 31,
 2001 and 2000, respectively, at cost.............................................................     (58,440)  (2,036,801)
Subscription notes receivable.....................................................................  (1,078,428)  (1,091,736)
                                                                                                   -----------  -----------
         Total stockholders' equity (deficit).....................................................  (3,497,358)   6,280,558
                                                                                                   -----------  -----------
         Total liabilities and stockholders' equity (deficit)..................................... $37,140,523  $35,643,245
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

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Year Ended December 31,
                                                                                  ------------------------
                                                                                      2001
                                                                                  -----------
Cash flows from operating activities:                                               Restated
 Net loss........................................................................ $(2,515,999)
 Loss from discontinued operations...............................................     666,036
 Adjustments to reconcile net loss to net cash provided by operating activities from continuing operations net of effects of acquisitions:
    Provision for bad debt expense...............................................          --
    Provision for uncollectable related party notes receivable...................   1,627,589
    Amortization of loan discounts...............................................       9,952
    Deferred income taxes........................................................    (525,028)
    Depreciation and amortization................................................     869,184
    Compensation in connection with exercise of options..........................          --
    Warrants issued in connection with services performed........................          --
    Compensation and services paid in stock......................................      51,308
    Treasury stock received in settlement........................................          --
    Option buyback costs.........................................................      88,378
    Write off of investment in affiliate.........................................   2,361,405
    Change in operating assets and liabilities:
       Trade accounts receivable.................................................  (1,732,617)
       Advance payment receivables...............................................       3,282
       Other current assets......................................................     (23,693)
       Deposits..................................................................    (355,349)
       Other receivables.........................................................  (2,431,045)
       Trade accounts payable and accrued liabilities............................   1,693,328
       Income taxes payable......................................................    (150,653)
       Deposits and other payables related to customers..........................   1,575,997
       Other assets..............................................................     (28,482)
                                                                                  -----------
       Net cash provided by continuing operations................................   1,183,593
         Net cash provided by (used in) discontinued operations..................     308,472
                                                                                  -----------
         Net cash provided by operations.........................................   1,492,065
                                                                                  -----------
Cash flows from investing activities:
 Purchase of contracts...........................................................          --
 Purchase of property and equipment..............................................    (200,711)
 Amounts loaned for notes receivable to related parties..........................  (3,025,905)
 Purchase of OAN Services, Inc. net assets.......................................  (1,615,666)
 Purchase of Qorus, Inc. net assets..............................................    (116,708)
 Purchase of investments in affiliates...........................................     (11,100)
                                                                                  -----------
         Net cash used in investing activities...................................  (4,970,090)
                                                                                  -----------
Cash flows from financing activities:
 Redemption of preferred shares from related party...............................    (350,000)
 Proceeds from line of credit....................................................   2,607,705
 Proceeds from notes payable.....................................................     210,000
 Purchase of options for cash from a related party...............................    (215,000)
 Cash paid for financing fees....................................................    (160,000)
 Cash paid for treasury stock....................................................      (9,484)
 Cash paid for treasury stock from related party.................................  (1,207,617)
 Payment on notes payable........................................................    (216,668)
 Payment of preferred stock dividends............................................    (486,905)
 Issuance of shares of common and preferred stock for cash.......................   1,995,000
 Payment received on subscription notes receivable...............................      13,308
                                                                                  -----------
         Net cash provided by financing activities...............................   2,180,339
                                                                                  -----------
Increase (decrease) in cash and cash equivalents.................................  (1,297,686)
Cash and cash equivalents at beginning of year...................................   6,719,888
                                                                                  -----------
Cash and cash equivalents at end of year......................................... $ 5,422,202
                                                                                  ===========
Supplemental disclosures:
 Interest paid................................................................... $    72,427
                                                                                  ===========
 Income taxes paid............................................................... $   560,066
                                                                                  ===========
Schedule of non-cash financing and investing transactions:
 Release of HBS escrow shares--employment and earn-out-agreements................ $        --
                                                                                  ===========
 Issuance of common stock for services........................................... $    51,308
                                                                                  ===========
 Issuance of notes receivable for common stock................................... $        --
                                                                                  ===========
 Issurance of preferred stock in connection with Primal
  Systems, Inc. settlement and related anticipated spin-off...................... $        --
                                                                                  ===========
 Purchase price for Aelix paid with receivable................................... $ 4,064,500
                                                                                  ===========
 Treasury stock received for notes payable....................................... $    48,956
                                                                                  ===========
 Note issued for refinancing, purchase of stock and financing fees............... $   680,681
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

      Assets
         LEC billing and collection fee receivable............ $1,343,124
         Fixed assets.........................................  3,401,388
                                                               ----------
             Total assets..................................... $4,744,512
                                                               ==========
      Liabilities
         Accrued LEC billing and collection fees.............. $2,111,567
         Customer bad debt reserves...........................  3,697,938
         Customer termination reserves........................    579,500
         Customer cure liability payble directly to customers.  1,893,722
                                                               ----------
             Total liabilities................................ $8,282,727
                                                               ==========

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

   At December 31, 2001, the Company has recorded a receivable from OAN in the amount of $5.4 million, which is the excess of consideration paid over the actual assets and liabilities transferred to it by December 31, 2001.

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

   At the time of ACI's purchase of the net assets of OAN, OAN had indicated that the net bad debt reserve held against customers (a liability which was assumed by ACI) was $0.7 million. This amount represents a liability for funds withheld from customers to cover bad debt charges for processed call records. During the third quarter of 2002, the Company determined, with OAN's cooperation, that the amount withheld from customers to cover future obligations of the customers as of the closing date of the purchase was actually $3.7 million. The Company additionally adjusted post-acquisition bad debt revenues of the acquired business for other transactions which were incorrectly reflected with the Company's previously issued financial statements. Accordingly, the Company has adjusted its reserves and reduced the purchase price payable to OAN within the accompanying restated balance sheet and statement of cash flows (see Note 18 to Consolidated Financial Statements).

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
                                                                 ----------
           Total purchase price including acquisition costs..... $4,181,208
                                                                 ==========

   Management of Avery perceived attractive economic potential from the Aelix business. Additionally, the business is expected to provide leverage and support for Avery's information technology infrastructure. Financial projections support the expectation that Aelix has the ability to generate substantial positive cash flows over

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES time. The Aelix business is a development stage enterprise and has minimal tangible assets. The purchase price was largely based on the expected future cash flow of the business and accordingly was in excess of the value of tangible assets acquired.

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

   The Company has guaranteed the payment of $1.7 million of 8% notes issued by Primal Billing Solutions prior to the date that the Company acquired Primal. During 2001, the amount of the guaranteed obligation

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES increased by $0.1 million as the result of Primal Billing Solutions' partial deferral of interest owed under the note. Additionally, the maturity date of the loan was extended from May 2004 to December 2004.

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

                  AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

   A summary of the segments' operating income (loss) and other information as of and for the year ended December 31, 2001 follows:

                                        Year Ended December 31, 2001
                                --------------------------------------------  ------------
                                                 Intelligent
                                Local Exchange     Message       Corporate
                                Carrier Billing Communications Administration Consolidated
                                --------------- -------------- -------------- ------------
Revenue........................   $41,846,978     $   68,553    $        --   $41,915,531
Depreciation and amortization..      (843,850)       (25,334)            --      (869,184)
Segment profit (loss)..........     3,188,560        (75,701)    (4,962,822)   (1,849,963)
Interest revenue...............       343,278                                     343,278
Interest expense...............                                      68,812        68,812
Income tax expense (benefit)...     1,084,110        (25,738)    (1,275,317)     (216,945)
Non-cash expenses, other than
  depreciation and amortization       (48,000)            --     (3,755,477)   (3,803,477)
Segment assets.................    30,328,656      4,400,162      2,411,705    37,140,523
Capital expenditures by segment        56,507        144,204             --       200,711

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

18.  Restatement of Prior Period Financial Statements

   During the third quarter of 2002, the Company determined, with OAN's cooperation, that an error was made in the computation of the purchase price for net assets purchased. It was determined that the liability assumed by the Company for amounts withheld from customers to cover future obligations of the customers as of the closing date of the purchase was actually $3.7 million, rather than the $0.7 million calculated at the time of closing. The Company additionally adjusted post-acquisition bad debt reserves of the acquired business for other transactions which were incorrectly reflected within the Company's previously issued financial statements. Accordingly, the Company has increased its reserves held against customers and increased its receivable from OAN. Such adjustments are reflected in the accompanying restated balance sheet as of December 31, 2001 and the restated statement of cash flows for the year ended December 31, 2001. The restated figures supersede the information within the Company's Annual Report on Forms 10-KSB and 10-KSB/A for the year ended December 31, 2001. The adjustments affect only the balance sheet and statement of cash flows. There was no impact to the Company's statement of operations.

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

  21.1  Subsidiaries of Registrant

  99.1  Certificate of Chief Executive Officer dated as of September 3, 2002 pursuant to the Sarbanes-Oxley
          Act of 2002

  99.2  Certificate of Chief Financial Officer dated as of September 3, 2002 pursuant to the Sarbanes-Oxley
          Act of 2002

  99.3  Certificate of the Chief Executive Officer dated as of December 16, 2002 pursuant to the Sarbanes-
          Oxley Act of 2002 (filed herewith)

  99.4  Certificate of the Chief Financial Officer dated as of December 16, 2002 pursuant to the Sarbanes-
          Oxley Act of 2002 (filed herewith)

--------
* Denotes a management contract or compensatory plan or arrangement.