Form 10QSB/A
period 2002-03-31
AVERY COMMUNICATIONS INC
filed 2002-12-16
CIK 946855

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                  -------------


                                  FORM 10-QSB/A
                                  -------------
                                (Amendment No. 2)
                                -----------------

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


                                      INDEX





PART I    FINANCIAL INFORMATION                                             PAGE

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets - March 31, 2002                        1
          (unaudited) and December 31, 2001

          Consolidated Statements of Operations - For the Three               3
          Months Ended March 31, 2002 and 2001  (unaudited)

          Consolidated Statements of Cash Flows - For the Three               4
          Months Ended March 31, 2002 and 2001 (unaudited)

          Notes to Consolidated Financial Statements                          5

Item 2.   Management's Discussion and Analysis of Financial                  10
          Condition and Results of Operations

PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                   15

               ITEM 1. AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                  ASSETS                                            03/31/02           12/31/01
                                                                                                 ----------------   ----------------
                                                                                                   (UNAUDITED)          Restated
                                                                                                       and
                                                                                                    Restated
Current assets:
    Cash and cash equivalents                                                                 $        2,534,886  $       5,422,202
    Accounts receivable:
        Trade accounts and notes receivable, net of allowance for doubtful accounts
            of $242,901 for both periods                                                               4,333,542          3,231,166
        Advance payment receivables                                                                    1,734,175          1,794,352
        LEC billing and collection fees receivable                                                     4,735,814          4,948,502
        Receivable from OAN                                                                            7,111,358          5,360,845
        Other receivables                                                                                121,285             94,376
                                                                                                 ----------------   ----------------
            Total accounts receivable                                                                 18,036,174         15,429,241
                                                                                                 ----------------   ----------------

    Deferred tax asset                                                                                 1,375,183          1,090,690
    Deposits with LECs                                                                                   581,295            933,618
    Other current assets                                                                                 659,317             53,354
                                                                                                 ----------------   ----------------
            Total current assets                                                                      23,186,855         22,929,105
                                                                                                 ----------------   ----------------

Property and equipment:
    Computer equipment and software                                                                    5,844,075          5,718,172
    Furniture and fixtures                                                                               500,003            500,003
    Accumulated depreciation and amortization                                                         (1,648,475)        (1,379,877)
                                                                                                 ----------------   ----------------

            Property and equipment, net                                                                4,695,603          4,838,298
                                                                                                 ----------------   ----------------

Other assets:
    Goodwill, net                                                                                      5,577,735          5,577,735
    Investments                                                                                                -             30,100
    Deposits with LECs                                                                                 2,236,983          2,236,983
    Purchased contracts, net of accumulated amortization of $342,772 and $339,996, respectively           11,491             14,267
    Notes receivable due from related parties, net of allowance of $1,210,800 in both periods            752,700            752,700
    Capitalized financing fees                                                                           763,228            718,299
    Other assets                                                                                          48,929             43,036
                                                                                                 ----------------   ----------------

            Total other assets                                                                         9,391,066          9,373,120
                                                                                                 ----------------   ----------------

            Total assets                                                                         $    37,273,524    $    37,140,523
                                                                                                 ================   ================

The accompanying notes are an integral part of these consolidated financial statements.

                   AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS -(Continued)

                            LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                                                                   MARCH 31, 2002  DECEMBER 31, 2001
                                                                                                  ---------------- -----------------
                                                                                                     (Unaudited)        Restated
                                                                                                         and
                                                                                                      Restated
Current liabilities:

   Line of credit                                                                               $       5,374,983 $      2,607,705
   Trade accounts payable                                                                               6,164,904        5,144,763
   Accrued liabilities                                                                                  4,393,626        4,306,386
   Current portion of customer cure liability                                                             317,701          317,701
   Income taxes payable                                                                                   112,494          163,994
   Deposits and other payables related to customers                                                    20,563,823       23,518,963
                                                                                                   ---------------  ---------------
           Total current liabilities                                                                   36,927,531       36,059,512
                                                                                                   ---------------  ---------------

Non-current liabilities:
   Long-term notes payable due to related parties                                                         680,681          680,681
   Customer cure liability, less current portion                                                        1,463,891        1,576,021
                                                                                                   ---------------  ---------------
           Total non-current liabilities                                                                2,144,572        2,256,702
                                                                                                   ---------------  ---------------

Redeemable preferred stock:
   Series A; $0.01 par value, 391,667 shares authorized, issued and
       outstanding at March 31, 2002 and December 31, 2001 (liquidation preference of $391,667)           391,667          391,667
   Series B; $0.01 par value, 390,000 shares authorized, issued and
       outstanding at March 31, 2002 and December 31, 2001 (liquidation preference of $390,000)           390,000          390,000
   Series C; $0.01 par value, 40,000 shares authorized,  issued and
       outstanding at March 31, 2002 and December 31, 2001 (liquidation preference of $40,000)             40,000           40,000
   Series D; $0.01 par value, 1,500,000 authorized, issued and
       outstanding at March 31, 2002 and December 31, 2001 (liquidation preference of $1,500,000)       1,500,000        1,500,000
                                                                                                   ---------------  ---------------
           Total redeemable preferred stock                                                             2,321,667        2,321,667
                                                                                                   ---------------  ---------------

Commitments and contingencies (Note 5)

Stockholders' deficit:
   Preferred stock:
       Series G; $0.01 par value, 2,150,493 shares authorized, issued and
           outstanding at March 31, 2002 and December 31, 2001 (liquidation preference of $21,505)         21,505           21,505
       Series H; $0.01 par value, 1,600,000 shares authorized, issued and
           outstanding at March 31, 2002 and December 31, 2001 (liquidation preference of $1,600,000)      16,000           16,000
       Series I; $0.01 par value, 500,000 shares authorized, issued and
           outstanding at March 31, 2002 and December 31, 2001 (liquidation preference of $500,000)         5,000            5,000
   Common stock: $0.01 par value, 20,000,000 shares authorized, 1,267,955 issued
     and outstanding at March 31, 2002 and December 31, 2002, respectively                                 12,680           12,680
   Additional paid-in capital                                                                           6,601,837        6,639,337
   Accumulated deficit                                                                                 (9,607,263)      (9,055,012)
   Treasury stock, 77,771 and 60,271 shares at March 31, 2002 and December 31, 2001,
                   ------     ------
     respectively, at cost                                                                                (91,577)         (58,440)
   Subscription notes receivable                                                                       (1,078,428)      (1,078,428)
                                                                                                   ---------------  ---------------
           Total stockholders' deficit                                                                 (4,120,246)      (3,497,358)
                                                                                                   ---------------  ---------------

           Total liabilities and stockholders' deficit                                          $      37,273,524  $    37,140,523
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

                   AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE QUARTERS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)


                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                         2002                2001
                                                                       (unaudited)
                                                                           and
                                                                        Restated
Cash flows used in operating activities:
   Net loss                                                        $        (552,251)  $       (126,472)
   Loss from discontinued operations                                                            605,259
   Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities from continuing operations
     net of effects of acquisitions:
     Amortization of loan discounts                                                -              2,070
     Deferred income taxes                                                  (284,493)            11,850
     Depreciation and amortization                                           223,669            139,816
     Option buyback costs                                                          -             88,378
     Asset exchanged for royalty obligation                                   30,100                  -
     Change in  operating assets and liabilities:
       Trade accounts receivable                                          (1,102,376)           814,396
       Advance payment receivables                                            60,177           (174,911)
       Other current assets                                                 (605,963)          (191,312)
       Deposits with LECs                                                    352,323           (118,563)
       Other receivables                                                  (1,564,734)                 -
       Other assets                                                           (5,893)              (193)
       Trade accounts payable and accrued liabilities                      1,107,381         (1,407,522)
       Income taxes payable                                                  (51,500)           107,218
       Deposits and other payables related to customers                   (3,067,270)        (4,331,399)
                                                                     ----------------    ---------------

           Net cash provided by (used in) continuing operations           (5,460,830)        (4,581,385)
           Net cash provided by (used in) discontinued operations                  -            275,271
                                                                     ----------------    ---------------
           Net cash provided by (used in) operations                      (5,460,830)        (4,306,114)
                                                                     ----------------    ---------------

Cash flows from used in investing activities:
   Purchase of property and equipment                                       (123,127)           (14,620)
   Payment received on notes receivable                                            -             13,308
   Amounts loaned for notes receivable                                             -           (730,000)
   Purchase of investments                                                         -           (495,000)
                                                                     ----------------    ---------------

           Net cash used in investing activities                            (123,127)        (1,226,312)
                                                                     ----------------    ---------------

Cash flows from used in financing activities:
   Redemption of preferred shares                                                  -           (350,000)
   Net proceeds from line of credit                                        2,767,278                  -
   Proceeds from notes payable                                                     -            210,000
   Purchase of options for cash                                                    -           (215,000)
   Cash paid for treasury stock                                              (33,137)        (1,207,617)
   Payment of preferred stock dividends                                      (37,500)           (74,426)
   Issuance of shares of common and preferred stock for cash                                  1,600,000
                                                                     ----------------    ---------------

           Net cash provided by (used in) financing activities             2,696,641            (37,043)
                                                                     ----------------    ---------------

Decrease  in cash                                                         (2,887,316)        (5,569,469)

Cash at beginning of period                                                5,422,202          6,719,888
                                                                     ----------------    ---------------

Cash at end of period                                              $       2,534,886   $      1,150,419
                                                                     ================    ===============
Supplemental disclosures:
   Interest paid                                                   $          40,011   $         13,385
                                                                     ================    ===============
   Income taxes paid                                               $          51,500   $              -
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


     A summary of the segments' operating income for the period ended March 31, 2002 is as follows:

                                      LOCAL EXCHANGE        INTELLIGENT MESSAGE          CORPORATE
                                      CARRIER BILLING         COMMUNICATIONS            ADMINISTRATION        CONSOLIDATED

Revenue                                $ 11,070,198              $ 109,463                    $ -            $ 11,179,661

Depreciation and Amortization               177,436                 45,900                    333                 223,669

Segment profit (loss)                       257,069               (335,901)              (473,419)               (552,251)

Segment assets                           32,491,868              4,451,027                330,629              37,273,524

Capital expenditures by                     125,903                      -                      -                 125,903
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


     NOTE 10. RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS

     During the third quarter of 2002, the Company determined, with OAN's cooperation, that an error was made in the computation of the purchase price for net assets purchased. It was determined that the liability assumed by the Company for amounts withheld from customers to cover future obligations of the customers as of the closing date of the purchase was actually $3.7 million, rather than the $0.7 million calculated at the time of closing. The Company additionally adjusted post-acquisition bad debt reserves of the acquired business for other transactions which were incorrectly reflected within the Company's previously issued financial statements. Accordingly, the Company has increased its reserves held against customers and increased its receivable from OAN. Such adjustments are reflected in the accompanying restated balance sheet as of March 31, 2002 and the restated statement of cash flows for the three months ended March 31, 2002. The restated figures supersede the information within the Company's Quarterly Report on Forms 10-QSB and 10-QSB/A for the period ended March 31, 2002. The adjustments affect only the balance sheet and statement of cash flows dated after August 2001. There was no impact to the Company's statement of operations.

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

     Avery's working capital position at March 31, 2002 was a negative $13.7 million, compared to a negative $13.1 million at December 31, 2001. The Company can operate with negative working capital in the absence of any significant loss of customers. At March 31, 2002, the Company had retained deposits and reserves totaling $20.6 million. These deposits are refundable over time following the customer's termination and are treated as a current liability. Avery has not historically experienced any material loss of customers in its business.

     Net cash used in operating activities, excluding discontinued operations, was $5.5 million for the first quarter of 2002, compared to $4.6 million used during the first quarter of 2001. The $5.5 million cash flow used in operating activities was principally attributable to a $3.1 million reduction of customer deposits and payables, a $1.6 million increase in other receivables, a $1.1 million increase in trade receivables and the $0.6 million net loss, offset by a $1.1 million reduction in trade accounts payable and accrued liabilities. During the first quarter of 2001, the Company's net use of $4.6 million in operating activities from continuing operations principally reflected a $4.3 million reduction in customer deposits and payables and a $1.4 million reduction in trade payables and accruals, offset by a $0.8 million reduction in trade accounts receivable.

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

         99.2 Certificate of the Chief Financial Officer dated as of September 3, 2002 pursuant to the Sarbanes-Oxley Act of 2002

         99.3 Certificate of the Chief Financial Officer dated as of December 16, 2002 pursuant to the Sarbanes-Oxley Act of 2002 (filed herewith)

         99.4 Certificate of the Chief Financial Officer dated as of December 16, 2002 pursuant to the Sarbanes-Oxley Act of 2002 (filed herewith)


(b)      Reports on Form 8-K

         None


                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf, thereunto duly authorized.


                                        Avery Communications, Inc.
                                        --------------------------

                                               (Registrant)

Date  December 16, 2002                  /s/ Patrick J. Haynes, III
    ---------------------               ---------------------------------
                                             Patrick J. Haynes, III
                                             Chairman of the Board


Date  December 16, 2002                  /s/ Thomas C. Ratchford
    ---------------------               ---------------------------------
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