Form 10-Q/A
period 2002-06-30
AVERY COMMUNICATIONS INC
filed 2002-12-16
CIK 946855

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  -------------

                                   FORM 10-Q/A
                               (Amendment No. 2)

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

               ITEM 1. AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                            ASSETS
                                                                                                  06/30/02      12/31/01
                                                                                                -------------  ------------
                                                                                                 (Unaudited     (Restated)
                                                                                                and Restated)
Current assets:
   Cash and cash equivalents                                                                 $     1,227,375  $  5,422,202
                                                                                                -------------  ------------
   Accounts receivable:
      Trade accounts and notes receivable, net of allowance for doubtful accounts of $242,901      2,374,317     3,231,166
      Advance payment receivables                                                                  2,432,013     1,794,352
      LEC billing and collection fees receivable                                                   3,908,732     4,948,502
      Receivable from OAN                                                                          5,796,368     5,360,845
      Other receivables                                                                              200,000        94,376
                                                                                                -------------  ------------
         Total accounts receivable                                                                14,711,430    15,429,241
                                                                                                -------------  ------------

   Deferred tax asset                                                                              1,641,517     1,090,690
   Deposits with LECs                                                                                657,031       933,618
   Other current assets                                                                              366,412        53,354
                                                                                                -------------  ------------
         Total current assets                                                                     18,603,765    22,929,105
                                                                                                -------------  ------------

Property and equipment:
   Computer equipment and software                                                                 5,832,963     5,718,172
   Furniture and fixtures                                                                            491,415       500,003
   Accumulated depreciation and amortization                                                      (1,905,565)   (1,379,877)
                                                                                                -------------  ------------

Property and equipment, net                                                                        4,418,813     4,838,298
                                                                                                -------------  ------------

Other assets:
   Goodwill, net                                                                                   5,576,050     5,577,735
   Investments                                                                                             -        30,100
   Deposits with LECs                                                                              2,236,983     2,236,983
   Purchased contracts, net of accumulated amortization of $345,213 and $339,996 at
      June 30, 2002 and December 31, 2001                                                              9,050        14,267
   Notes receivable due from related parties, net of allowance of $1,210,800                         352,700       752,700
   Capitalized financing fees                                                                        684,073       718,299
   Other assets                                                                                      198,685        43,036
                                                                                                -------------  ------------
         Total other assets                                                                        9,057,541     9,373,120
                                                                                                -------------  ------------

         Total assets                                                                        $    32,080,119  $ 37,140,523
                                                                                                =============  ============

The accompanying notes are an integral part of these consolidated financial statements.

               ITEM 1. AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS-(Continued)
                      Liabilities and Stockholders' Deficit

                                                                                          06/30/02     12/31/01
                                                                                         -----------  -----------
                                                                                         (Unaudited   (Restated)
                                                                                        and Restated)
Current liabilities:
   Line of credit                                                                      $  5,511,245 $  2,607,705
   Trade accounts payable                                                                   859,854    5,144,763
   Payable to OAN                                                                         1,115,679          -0-
   Accrued liabilities                                                                    1,898,754    4,306,386
   Current portion of customer cure liability                                               317,701      317,701
   Income taxes payable                                                                           -      163,994
   Deposits and other payables related to customers                                      23,581,449   23,518,963
                                                                                         -----------  -----------
          Total current liabilities                                                      33,284,682   36,059,512
                                                                                         -----------  -----------

Non-current liabilities:
   Long-term notes payable to related parties                                               680,681      680,681
   Customer cure liability                                                                1,398,697    1,576,021
                                                                                         -----------  -----------
          Total non-current liabilities                                                   2,079,378    2,256,702
                                                                                         -----------  -----------
Redeemable preferred stock:
   Series A; $0.01 par value, 391,667 shares authorized, issued and
      outstanding (liquidation preference of $391,667)                                      391,667      391,667
   Series B; $0.01 par value, 390,000 shares authorized, issued and
     outstanding (liquidation preference of $390,000)                                       390,000      390,000
   Series C; $0.01 par value, 40,000 shares authorized,  issued and
     outstanding (liquidation preference of $40,000)                                         40,000       40,000
   Series D; $0.01 par value, 1,500,000 shares authorized, issued and
     and outstanding (liquidation preference of $1,500,000)                               1,500,000    1,500,000
                                                                                         -----------  -----------
          Total redeemable preferred stock                                                2,321,667    2,321,667
                                                                                         -----------  -----------

Commitments and contingencies

Stockholders' deficit:
   Preferred stock:
       Series G; $0.01 par value, 2,150,493 shares authorized, issued and
        outstanding (liquidation preference of $21,505)                                      21,505       21,505
       Series H; $0.01 par value, 1,600,000 shares authorized, issued and
        outstanding (liquidation preference of $1,600,000)                                   16,000       16,000
       Series I; $0.01 par value, 500,000 shares authorized, issued and
        outstanding (liquidation preference of $500,000)                                      5,000        5,000
   Common stock: $0.01 par value, 20,000,000 shares authorized, 1,267,955 issued             12,680       12,680
   Additional paid-in capital                                                             6,390,841    6,639,337
   Accumulated deficit                                                                  (11,652,657)  (9,055,012)
   Treasury stock, 184,102 and 60,271 shares at June 30, 2002 and December 31, 2001,
     respectively, at cost                                                                 (222,986)     (58,440)
   Subscription notes receivable                                                           (175,991)  (1,078,428)
                                                                                         -----------  -----------
          Total stockholders' deficit                                                    (5,605,608)  (3,497,358)
                                                                                         -----------  -----------

          Total liabilities and stockholders' deficit                                  $ 32,080,119  $ 37,140,523
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

                   AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

                                                                                                      Six Months Ended
                                                                                                          June 30,
                                                                                              ---------------------------------
                                                                                                   2002              2001
                                                                                              ----------------  ---------------
                                                                                                 (Restated)
Cash flows from operating activities:
   Net income (loss)                                                                          $    (2,597,645)  $      447,319
   Loss from discontinued operations                                                                        -          605,259
     Amortization of loan discounts                                                                         -            4,140
     Deferred income taxes                                                                           (550,827)          18,351
     Depreciation and amortization                                                                    530,905          280,533
     Provision for uncollectible related party notes receivable                                     1,200,000                -
     Option buyback costs                                                                                   -           88,378
     Investment asset surrendered in exchange for royalty obligation                                   30,100                -
     Change in  operating assets and liabilities:
       Trade accounts receivable                                                                      856,849          708,839
       Advance payment receivables                                                                   (637,661)        (442,733)
       Other current assets                                                                          (313,058)        (306,490)
       Deposits                                                                                       276,587         (116,563)
       Other receivables                                                                              498,623                -
       Trade accounts payable and accrued liabilities                                              (5,585,676)      (1,256,772)
       Income taxes payable                                                                          (163,994)         269,582
       Deposits and other payables related to customers                                              (114,838)      (2,551,769)
       Other assets                                                                                  (119,738)            (386)
                                                                                               ---------------   --------------

          Net cash used in continuing operations                                                   (6,690,373)      (2,252,312)
          Net cash provided by discontinued operations                                                      -          275,271
                                                                                               ---------------   --------------
          Net cash used in operations                                                              (6,690,373)      (1,977,041)
                                                                                               ---------------   --------------

Cash flows from investing activities:
   Purchase of property and equipment                                                                (106,203)         (21,134)
   Payment received on notes receivable                                                                     -           13,308
   Amounts loaned for notes receivable                                                                      -       (1,262,000)
   Purchase of investments                                                                                  -         (585,485)
                                                                                               ---------------   --------------

          Net cash used in investing activities                                                      (106,203)      (1,855,311)
                                                                                               ---------------   --------------

Cash flows from financing activities:
   Redemption of preferred shares                                                                           -         (350,000)
   Proceeds from line of credit                                                                     2,903,540                -
   Purchase of options for cash                                                                             -         (215,000)
   Acquisition costs                                                                                        -         (290,622)
   Purchase of treasury stock                                                                         (53,295)      (1,207,617)
   Payment of preferred stock dividends                                                              (248,496)        (154,884)
   Issuance of shares of common and preferred stock for cash                                                -        2,151,307
                                                                                               ---------------   --------------

          Net cash provided by (used in) financing activities                                       2,601,749          (66,816)
                                                                                               ---------------   --------------

Increase/(decrease)  in cash                                                                       (4,194,827)      (3,899,168)

Cash at beginning of period                                                                         5,422,202        6,719,888
                                                                                               ---------------   --------------

Cash at end of period                                                                         $     1,227,375   $    2,820,720
                                                                                               ===============   ==============
Supplemental disclosures:
   Interest paid                                                                              $       163,442   $      114,045
                                                                                               ===============   ==============

   Income taxes paid                                                                          $             -   $      134,000
                                                                                               ===============   ==============

Schedule of non-cash financing activities:
   Receipt of treasury stock in exchange for notes receivable                                 $       102,437   $            -
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


     A summary of the segments' operating income for the six-month period ended June 30, 2002 and certain balance sheet data as of June 30, 2002 is as follows:

                                            Local Exchange Intelligent Message    Corporate
                                           Carrier Billing   Communications    Administration      Consolidated

Revenue                                       $ 21,203,254       $  312,166       $         -      $ 21,515,420

Depreciation and Amortization                      468,439           61,800               666           530,905

Segment profit (loss)                              301,423         (686,702)       (2,212,366)       (2,597,645)

Segment assets                                  22,471,269        4,641,783         4,967,067        32,080,119

Capital expenditures by                            106,203                -                 -           106,203
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

     NOTE 11. RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS

     During the third quarter of 2002, the Company determined, with OAN's cooperation, that an error was made in the computation of the purchase price for net assets purchased. It was determined that the liability assumed by the Company for amounts withheld from customers to cover future obligations of the customers as of the closing date of the purchase was actually $3.7 million, rather than the $0.7 million calculated at the time of closing. The Company additionally adjusted post-acquisition bad debt reserves of the acquired business for other transactions which were incorrectly reflected within the Company's previously issued financial statements. Accordingly, the Company has increased its reserves held against customers and increased its receivable from OAN. Such adjustments are reflected in the accompanying restated balance sheet as of June 30, 2002 and the restated statement of cash flows for the six months ended June 30, 2002. The restated figures supersede the information within the Company's Quarterly Report on Forms 10-Q and 10-Q/A for the period ended June 30, 2002. The adjustments affect only the balance sheet and statement of cash flows dated after August 2001. There was no impact to the Company's statement of operations.

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


Forward Looking Statements


     This Quarterly Report on Form 10-Q/A contains certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the Company with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.


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

     Additionally, Avery's working capital position at June 30, 2002 was a negative $14.7 million, compared to a negative $13.1 million at December 31, 2001. The Company can operate with negative working capital, because a significant portion of its current liabilities do not need to be paid in the near future. For example, current liabilities at June 30, 2002 include approximately $10 million of deposits from customers which are not typically refunded in the ordinary course of business. The customer deposits would be refundable over time only if the customer were to significantly reduce the volume of business done with the Company or terminate its relationship. Avery has not historically experienced any material loss of customers in its business. The Company also maintains a $6 million working capital line of credit to meet peak cash demands. At June 30, 2002, the Company had $0.5 million available under this credit line.

     Cash flow from operating activities. Net cash used in operating activities was $6.7 million during the first half of 2002, compared to $2.3 million used during the first half of 2001 (excluding discontinued operations). The $6.7 million of cash used in operating activities during 2002 was principally attributable to a $2.6 million net loss, a $5.6 million reduction in trade accounts payable and accrued liabilities, and a $0.6 million increase in advance funding receivables and a $0.5 million increase in deferred income taxes, offset by a $1.4 million decrease in trade and other accounts receivable and a non-cash provision for $1.2 million for uncollectible related party receivables. During the first half of 2001, the Company's net use of $2.3 million cash from continuing operations principally reflected a $2.6 million reduction in customer deposits and payables and a $1.3 million reduction in trade payables and accruals, offset by a $0.7 million reduction in trade accounts receivable, $0.4 million of net income and $0.3 million of non-cash depreciation and amortization expense.

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

         99.1 Certificate of the Chief Executive Officer dated as of August 14, 2002 pursuant to the Sarbanes-Oxley Act of 2002

         99.2 Certificate of the Chief Financial Officer dated as of August 14, 2002 pursuant to the Sarbanes-Oxley Act of 2002

         99.3 Certificate of the Chief Executive Officer dated as of September 3, 2002 pursuant to the Sarbanes-Oxley Act of 2002

         99.4 Certificate of the Chief Financial Officer dated as of September 3, 2002 pursuant to the Sarbanes-Oxley Act of 2002

         99.5 Certificate of the Chief Executive Officer dated as of December 16, 2002 pursuant to the Sarbanes-Oxley Act of 2002 (filed herewith)

         99.6 Certificate of the Chief Financial Officer dated as of December 16, 2002 pursuant to the Sarbanes-Oxley Act of 2002 (filed herewith)

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf, thereunto duly authorized.


                                              Avery Communications, Inc.

                                                    (Registrant)

                                      ------------------------------------------


Date     December 16, 2002                    /s/ Patrick J. Haynes, III
    ----------------------------      ------------------------------------------
                                                  Patrick J. Haynes, III
                                                  Chairman of the Board


Date     December 16, 2002                    /s/ Thomas C. Ratchford
    -----------------------------     ------------------------------------------
                                                  Thomas C. Ratchford
                                                  Chief Financial Officer

                           AVERY COMMUNICATIONS, INC.
                                  CERTIFICATION

I, Patrick J. Haynes, III, Chief Executive Officer of Avery Communications, Inc. (the "Company"), certify that:

1.       I have reviewed this quarterly report of the Company on Form 10-Q/A;

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

1.       I have reviewed this quarterly report of the Company on Form 10-Q/A;

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