Form 10-Q/A
period 2002-09-30
AVERY COMMUNICATIONS INC
filed 2002-12-16
CIK 946855

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

                                   ITEM 1. AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                                                                  09/30/02      12/31/01
                                                                                                -------------  ------------
                                                                                                 (UNAUDITED)   (RESTATED)
Current assets:
   Cash and cash equivalents                                                                 $     3,519,481  $  5,422,202
                                                                                                -------------  ------------
   Accounts receivable:
      Trade accounts, net of allowance for doubtful accounts of $242,901                           2,331,876     3,231,166
      Advance payment receivables                                                                  2,409,830     1,794,352
      LEC billing and collection fees receivable                                                   4,581,309     4,948,502
      Receivable from OAN                                                                          5,797,057     5,360,845
      Other receivables                                                                              403,338        94,376
                                                                                                -------------  ------------
         Total accounts receivable                                                                15,523,410    15,429,241
                                                                                                -------------  ------------

   Deferred tax asset                                                                                494,000     1,090,690
   Deposits with LECs                                                                                601,485       933,618
   Other current assets                                                                              915,938        53,354
                                                                                                -------------  ------------
         Total current assets                                                                     21,054,314    22,929,105
                                                                                                -------------  ------------

Property and equipment:
   Computer equipment and software                                                                 5,795,073     5,718,172
   Furniture and fixtures                                                                            490,410       500,003
   Accumulated depreciation and amortization                                                      (2,610,407)   (1,379,877)
                                                                                                -------------  ------------
         Property and equipment, net                                                               3,675,076     4,838,298
                                                                                                -------------  ------------

Other assets:
   Goodwill, net                                                                                   5,574,366     5,577,735
   Customer contracts, net                                                                           112,500             -
   Investments                                                                                             -        30,100
   Long-term deposits with LECs                                                                    2,236,983     2,236,983
   Purchased contracts, net of accumulated amortization of $354,263 and $339,996 at
      September 30, 2002 and December 31, 2001                                                             -        14,267
   Notes receivable due from related parties, net of allowance of $781,110                           182,700       752,700
   Capitalized financing fees, net                                                                   601,250       718,299
   Long-term deferred tax asset                                                                    1,721,542             -
   Other assets                                                                                        2,040        43,036
                                                                                                -------------  ------------
         Total other assets                                                                       10,431,381     9,373,120
                                                                                                -------------  ------------

         Total assets                                                                        $    35,160,771  $ 37,140,523
                                                                                                =============  ============

The accompanying notes are an integral part of these consolidated financial statements.

                                   ITEM 1. AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS-(CONTINUED)
                                          LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                                                 09/30/02      12/31/01
                                                                                                -----------  -----------
                                                                                                (UNAUDITED)  (RESTATED)
Current liabilities:
   Line of credit                                                                             $  5,582,572  $ 2,607,705
   Trade accounts payable                                                                        1,880,921    5,144,763
   Accrued liabilities                                                                           3,277,849    4,306,386
   Current portion of customer cure liability                                                      317,701      317,701
   Income taxes payable                                                                                 -       163,994
   Deposits and other payables related to customers                                             26,824,196   23,518,963
                                                                                                -----------  -----------
       Total current liabilities                                                                37,883,239   36,059,512
                                                                                                -----------  -----------

Non-current liabilities:
   Long-term notes payable to related parties                                                      680,681      680,681
   Customer cure liability                                                                       1,326,461    1,576,021
                                                                                                -----------  -----------
       Total non-current liabilities                                                             2,007,142    2,256,702
                                                                                                -----------  -----------

Redeemable preferred stock:
   Series A; $0.01 par value, 391,667 shares authorized, issued and
     outstanding (liquidation preference of $391,667)                                              391,667      391,667
   Series B; $0.01 par value, 390,000 shares authorized, issued and
    outstanding (liquidation preference of $390,000)                                               390,000      390,000
   Series C; $0.01 par value, 40,000 shares authorized,  issued and
    outstanding (liquidation preference of $40,000)                                                 40,000       40,000
   Series D; $0.01 par value, 1,500,000 shares authorized, issued and
    and outstanding (liquidation preference of $1,500,000)                                       1,500,000    1,500,000
                                                                                                -----------  -----------
       Total redeemable preferred stock                                                          2,321,667    2,321,667
                                                                                                -----------  -----------

Commitments and contingencies

Stockholders' deficit:
   Preferred stock:
     Series G; $0.01 par value, 1,140,126 and 2,150,493 shares authorized, issued and outstanding at September 30, 2002 and December 31, 2001 (liquidation preference
      of $11,401 at September 30, 2002 and $21,505 at December 31, 2001)                            11,401       21,505
     Series H; $0.01 par value, 1,600,000 shares authorized, issued and
      outstanding (liquidation preference of $1,600,000)                                            16,000       16,000
     Series I; $0.01 par value, 500,000 shares authorized, issued and
      outstanding (liquidation preference of $500,000)                                               5,000        5,000
   Common stock: $0.01 par value, 20,000,000 shares authorized, 1,267,955 issued                    12,680       12,680
   Additional paid-in capital                                                                    6,107,753    6,639,337
   Accumulated deficit                                                                         (12,783,021)  (9,055,012)
   Treasury stock, at cost, 201,802 and 60,271 common shares at September 30, 2002 and
    December 31, 2001                                                                             (245,099)     (58,440)
   Subscription notes receivable, net of allowance of $983,272 and $183,272 at
    September 30, 2002 and December 31, 2001 respectively                                         (175,991)  (1,078,428)
                                                                                                -----------  -----------
       Total stockholders' deficit                                                              (7,051,277)  (3,497,358)
                                                                                                -----------  -----------

       Total liabilities and stockholders' deficit                                            $ 35,160,771  $37,140,523
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

                                                                                                     NINE MONTHS ENDED
                                                                                                        SEPTEMBER 30,
                                                                                              ---------------------------------
                                                                                                   2002              2001
                                                                                              ----------------  ---------------
                                                                                                (UNAUDITED)       (RESTATED)
                                                                                                 (RESTATED)
Cash flows from (used in) operating activities:
   Net loss                                                                                   $    (3,728,009)  $   (1,519,503)
   Loss from discontinued operations                                                                        -          605,259
     Amortization of loan discounts                                                                         -            6,210
     Deferred income taxes                                                                         (1,124,852)        (661,270)
     Depreciation and amortization                                                                  1,132,297          541,143
     Option buyback costs                                                                                   -           88,378
     Write off investment in affiliate                                                                      -        2,221,305
     Investment asset surrendered in exchange for royalty obligation                                   30,100                -
     Change in  operating assets and liabilities:
       Trade accounts receivable                                                                      899,290         (521,495)
       Advance payment receivables                                                                   (615,478)      (1,145,030)
       Other current assets                                                                          (862,584)         (94,535)
       Deposits                                                                                       332,133         (282,775)
       Related party notes receivable - provision for bad debt expense                              1,200,000        1,210,800
       Other receivables                                                                             (547,981)        (627,890)
       Trade accounts payable and accrued liabilities                                              (4,301,193)      (2,077,723)
       Income taxes payable                                                                          (163,994)         300,106
       Deposits and other payables related to customers                                             3,055,673       17,003,235
       Other assets                                                                                   331,414           (1,080)
                                                                                               ---------------   --------------

          Net cash provided by (used in) continuing operations                                     (4,363,184)      15,045,135
          Net cash provided by (used in) discontinued operations                                            -          275,271
                                                                                               ---------------   --------------
          Net cash provided by (used in) operations                                                (4,363,184)      15,320,406
                                                                                               ---------------   --------------

Cash flows from (used in) investing activities:
   Purchase of property and equipment                                                                 (67,308)        (445,300)
   Payment received on notes receivable                                                                     -           13,308
   Amounts loaned for notes receivable                                                                      -       (2,549,805)
   Acquisition Costs                                                                                        -         (254,345)
   Purchase of OAN Services, Inc., net assets                                                               -       (1,108,000)
   Purchase of investments                                                                                  -          (11,100)
                                                                                               ---------------   --------------

          Net cash used in investing activities                                                       (67,308)      (4,355,242)
                                                                                               ---------------   --------------

Cash flows from (used in) financing activities:
   Redemption of preferred shares                                                                     (10,104)        (350,000)
   Proceeds from line of credit                                                                     2,974,867                -
   Purchase of options for cash                                                                             -         (215,000)
   Purchase of treasury stock                                                                         (75,408)      (1,207,617)
   Payment of preferred stock dividends                                                              (361,584)        (278,023)
   Issuance of shares of common and preferred stock for cash                                                -        2,046,307
                                                                                               ---------------   --------------

          Net cash provided by (used in) financing activities                                       2,527,771           (4,333)
                                                                                               ---------------   --------------

Increase/(decrease)  in cash                                                                       (1,902,721)      10,960,831

Cash at beginning of period                                                                         5,422,202        6,719,888
                                                                                               ---------------   --------------

Cash at end of period                                                                         $     3,519,481   $   17,680,719
                                                                                               ===============   ==============
Supplemental disclosures:
   Interest paid                                                                              $       230,751   $       46,702
                                                                                               ===============   ==============
   Income taxes paid                                                                          $             -   $      160,066
                                                                                               ===============   ==============

Schedule of non-cash financing activities:
   Receipt of common stock in exchange for notes receivable                                   $       102,437   $            -
                                                                                               ===============   ==============

   Receipt of preferred stock in exchange for notes receivable                                $       170,000   $            -
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


         A summary of the segments' operating income (loss) for the nine-month period ended September 30, 2002 and certain balance sheet data as of September 30, 2002 is as follows:


                                         LOCAL EXCHANGE   INTELLIGENT MESSAGE             CORPORATE         CONSOLIDATED
                                        CARRIER BILLING      COMMUNICATIONS            ADMINISTRATION

Revenue                                    $ 30,745,263         $ 483,623             $            -       $ 31,228,886

Depreciation and Amortization                   955,758           132,295                      44,244          1,132,297

Segment profit (loss)                           643,040        (1,069,600)                 (3,301,449)        (3,728,009)

Segment assets                               24,877,920         4,225,023                   6,057,828         35,160,771

Capital expenditures by                         168,777          (104,969) *                    3,500             67,308
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




         NOTE 11.   RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS


         During the third quarter of 2002, the Company determined, with OAN's cooperation, that an error was made in the computation of the purchase price for net assets purchased. It was determined that the liability assumed by the Company for amounts withheld from customers to cover future obligations of the customers as of the closing date of the purchase was actually $3.7 million, rather than the $0.7 million calculated at the time of closing. The Company additionally adjusted post-acquisition bad debt reserves of the acquired business for other transactions which were incorrectly reflected within the Company's previously issued financial statements. Accordingly, the Company has increased its reserves held against customers and increased its receivable from OAN. Such adjustments are reflected in the accompanying restated balance sheet as of September 30, 2002 and the restated statement of cash flows for the nine months ended September 30, 2002. The restated figures supersede the information within the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002. The adjustments affect only the balance sheet and statement of cash flows dated after August 2001. There was no impact to the Company's statement of operations.



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


         Cash flow from operating activities. Net cash used in operating activities was $4.4 million during the first nine months of 2002, compared to $15.0 million provided during the first nine months of 2001 (excluding discontinued operations). The $4.4 million of cash used in operating activities during 2002 was principally attributable to a $4.3 million reduction in trade accounts payable and accrued liabilities, a $3.7 million net loss, a $1.1 million increase in deferred income taxes, a $0.9 million increase in other current assets and a $0.6 million increase in advance funding receivables, offset by a $3.1 million increase in deposits and other payables related to customers, a $1.2 million non-cash provision for uncollectible related party receivables, $1.1 million of depreciation and amortization and a $0.9 million decrease in trade accounts receivable.


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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk


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





Item 4.  Controls and Procedures


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


                                        Avery Communications, Inc.

                                             (Registrant)

                                ------------------------------------------------

Date December 16,   2002                 /s/Patrick J. Haynes, III
    ----------------------      ------------------------------------------------
                                           Patrick J. Haynes, III
                                           Chairman of the Board

                                ------------------------------------------------

Date December 16, 2002                     /s/ Thomas C. Ratchford
    ----------------------      ------------------------------------------------

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