Form 10-K
period 2002-12-31
AVERY COMMUNICATIONS INC
filed 2003-04-18
CIK 946855

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

(Mark one)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to

Commission File No. 000-27095

AVERY COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-2227079
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2700 Patriot Boulevard Suite 150 Glenview, Illinois	60025
(Address of Principal Executive Offices)	(Zip code)

(847) 832-0077

(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.01 per share

Title of Class

Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10–K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)    YES ☐    NO ☒

Aggregate market value of the 835,935 shares of Common Stock held by non–affiliates of the registrant at the closing sales price on June 30, 2002	$1,019,841
Number of shares of Common Stock outstanding as of the close of business on March 25, 2003	888,483

DOCUMENTS INCORPORATED BY REFERENCE:

None.

PART I

Item 1. Business

General

Avery is a telecommunications service company which operates two lines of business. Through its operating subsidiaries, HBS Billing Services Company and ACI Billing Services, Inc., Avery provides billing and collection services for inter-exchange carriers and long-distance resellers, and through its operating subsidiary, Aelix, Inc., Avery provides intelligent message communication services to the travel, hospitality and trucking sectors. Avery has 67 total employees.

Our stockholders have approved a 1-for-5,000 reverse stock split that, when effected, will result in our no longer being required to file reports with the Securities and Exchange Commission (see Risk Factors).

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

The local exchange carrier clearinghouse business is obligated to pay minimum usage charges over the lifetime of most local exchange carrier billing contracts. Each contract has a minimum usage amount which relates to customers’ sales volume to be processed through the local exchange carrier. The remaining minimum usage for significant contracts at December 31, 2002, totaled $4.7 million through 2005. As a frame of reference, customers’ sales processed by this line of business relating to all contracts in February 2003 were approximately $25 million. A portion of this amount applies to the minimum usage requirements. The billing and collection agreements do not provide for any penalties other than payment of the obligation should the usage levels not be met. This line of business has met all such volume commitments in the past and anticipates exceeding the minimum usage volumes with all of these vendors.

The local exchange carrier clearinghouse business also provides enhanced billing services for transactions related to providers of premium services or products that can be billed through the local telephone companies, such as Internet access, voice mail services, and other telecommunications charges.

Industry Background

Billing clearinghouses in the telecommunications industry developed out of the 1984 breakup of AT&T and the Bell System. In connection with the breakup, the local telephone companies that make up the regional Bell operating companies, Southern New England Telephone, Cincinnati Bell and GTE, were required to provide billing and collection services on a nondiscriminatory basis to all carriers that provided telecommunication services to their end-user customers. Due to both the cost of acquiring and the minimum charges associated with many of the local telephone company billing and collection agreements, only the largest long distance carriers, including AT&T, MCI and Sprint, could afford the option of billing directly through the local telephone companies. Several companies, including our local exchange carrier clearinghouse business, entered into these billing and collection agreements and became aggregators of telephone call records of third-tier long distance companies, thereby becoming “third-party clearinghouses.” Our local exchange carrier clearinghouse business currently provides services to approximately 70 customers in the telecommunications industry.

Third-party clearinghouses process these telephone call records and other transactions and submit them to the local telephone companies for inclusion in their monthly bills to end-users. Generally, as the local telephone companies collect payments from end-users, they remit them to the third-party clearinghouses that, in turn, remit payments to their customers.

Billing Clearinghouse Services

In general, the local exchange carrier clearinghouse business performs billing clearinghouse services under billing and collection agreements with local telephone companies. The business performs direct dial long distance billing, which is the billing of “1+” long distance telephone calls to individual residential customers and small commercial accounts. In addition, the business performs enhanced billing clearinghouse services for other telecommunication services, such as Internet access, paging services, and voice mail services.

Billing Process

Local telephone company billing relates to billing for transactions that are included in the monthly local telephone bill of the end-user as opposed to a direct bill that the end-user would receive directly from the telecommunications or other services provider.

The local exchange carrier clearinghouse business’s customers submit telephone call record data in batches on a daily to monthly basis, but typically in weekly intervals. The data are submitted electronically.

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

The complete cycle can take up to 18 months from the time the records are submitted for billing until all bad debt reserves are “trued up” with actual bad debt experience. However, the billing and collection agreements provide for the local telephone companies to purchase the accounts receivable, with recourse, within a 42- to 90-day period. The payment cycle from the time call records are transmitted to the local telephone companies to the initial receipt of funds by the local exchange carrier clearinghouse business is, on average, approximately 60 days.

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

The local exchange carrier clearinghouse business processes the tax records associated with each customer’s submitted telephone call records and other transactions and files certain federal excise and state and local telecommunications-related tax returns covering such records and transactions for its customers. The business currently submits state and local tax returns for its customers in over 1,000 taxing jurisdictions.

The local exchange carrier clearinghouse business provides end-user customer service for billed telephone records. This service allows end-users to make inquiries regarding transactions for which they were billed directly to the operation’s customer service call centers. The local exchange carrier clearinghouse business’s customer service telephone number is included in the local telephone company bill to the end-user, and its respective customer service representatives are authorized to resolve end-user disputes regarding such transactions.

The local exchange carrier clearinghouse business’s operating revenues consist of a processing fee that is assessed to customers either as a fee charged for each telephone call record or other transaction processed, and a customer service inquiry fee that is assessed to customers as a fee charged for each billing inquiry made by end-users. Any fees charged to the operation by local telephone companies for billing and collection services are also included in revenues and are passed through to the customer.

Operations

The local exchange carrier clearinghouse business’s billing clearinghouse services are highly automated through its proprietary computer software. The staff required to provide the operation’s billing clearinghouse and information management services is largely administrative and the number of employees is not directly volume sensitive. All of the local exchange carrier clearinghouse business’s customers submit their records to the operation using electronic transmission protocols directly into their electronic bulletin board or over the Internet. These records are automatically accessed by the operation’s proprietary software, processed, and submitted to the local telephone companies. Upon completion of the billing process, the local exchange carrier clearinghouse business provides reports relating to billable records and returns any unbillable records to its customers electronically through the bulletin board or through the Internet.

The local exchange carrier clearinghouse business’s contracts with its customers provide for the billing services required by the customer, specifying, among other things, the services to be provided and the cost and term of the services. Once the customer executes an agreement, the operation updates tables within each of the local telephone companies’ billing systems to control the type of records processed, the products or services allowed by the local telephone companies, and the printing of the customer’s name on the end-user’s monthly bill. While these local telephone company tables are being updated, the local exchange carrier clearinghouse business’s technical support staff tests the customer’s records through its proprietary software to ensure that the records can be transmitted to the local telephone companies.

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

Customers

The local exchange carrier clearinghouse business provides billing and information management services to the following categories of telecommunications services providers:

•	Inter-exchange Carriers or Long Distance Companies: Facilities-based carriers that possess their own telecommunications switching equipment and networks and that provide traditional land line direct dial telecommunications services.

•	Switchless Resellers: Marketing organizations, affinity groups, and aggregator operations that buy direct dial long distance services in volume at wholesale rates from a facilities-based long distance company and sell it back to individual customers at market rates.

•	Information Providers: Companies that provide various forms of information, Internet or voice mail services to subscribers.

•	Entities with 900 Area Code Phone Numbers. Companies that provide information or technical services on a fee basis to callers.

Other customers include suppliers of various forms of telecommunications equipment, Internet services and paging companies.

The Company’s largest customer in 2002 and 2001 was PT-1 Communications, Inc. (“PT-1”), a telecommunications reseller, which accounted for 24% and 47% of revenue in 2002 and 2001, respectively. Since March 9, 2001, PT-1 has been operating under Chapter 11 of the U.S. Bankruptcy Code in connection with the reorganization of its parent company. The bankruptcy filing has not had a material adverse effect on the Company’s relationship with PT-1.

The Company had one other customer in 2002 whose business accounted for more than 10% of total revenue. That customer’s revenue approximated 10.4% of revenue.

Competition

The local exchange carrier clearinghouse business operates in a highly competitive segment of the telecommunications industry. Competition among the clearinghouses is based on the quality of information reporting, program flexibility, collection history, the speed of collections, the price of services and availability of an advanced funding program. All other third-party clearinghouses are either privately held or are part of a larger parent company. Management believes that Billing Concepts, Inc. is presently the largest participant in the third-party clearinghouse industry in the United States, followed by us. Billing Concepts has greater name recognition than HBS Billing Services and ACI Billing Services, and has, or has access to, greater financial and personnel resources than those available to us.

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

Employees

At December 31, 2002, the local exchange carrier clearinghouse business had 51 full-time employees, including 11 sales and marketing personnel, 6 technical and operations personnel, 17 accounting, administrative and support personnel, and 17 customer service representatives and related support personnel. These employees are not represented by a union. We consider relations with our employees to be good.

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

Message Delivery and Notification Services for Large Commercial Enterprises

We market our products and services to companies which routinely wish to deliver time-critical information to a large number of customers, employees or other parties. Our focus is on message delivery services as needed and used by large commercial enterprises. We specialize in pro-active message services designed to enhance customer service functions. Examples of the types of services we offer are the following:

•	confirm ticket reservations;

•	confirm hotel reservations; and

•	broadcast information to large number of people.

We design solutions intended to meet requirements for communication via wireline, wireless, Internet, PC or personal digital assistant devices.

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

Employees

At December 31, 2002, the intelligent message business had 9 employees. Our employees are not represented by a union. We consider relations with our employees to be good.

RISK FACTORS

Avery intends to “go private.”

Our stockholders have approved a 1-for-5,000 reverse stock split that, when effected, will result in our going private. This means our stock will no longer be publicly traded and that we will no longer be required to file reports or other documents with the Securities and Exchange Commission. For further information on the pending reverse stock split, you may refer to the Information Statement on Schedule 14C filed by Avery with the Securities and Exchange Commission.

Our ability to acquire other telecommunications services providers faces substantial obstacles. Our failure to overcome any of these obstacles may materially and adversely affect our planned growth.

A key element of our business strategy is to acquire other telecommunications services providers. The success of our acquisition program will depend on our ability to overcome substantial obstacles, such as the availability of acquisition candidates, our ability to compete successfully with other potential acquirers seeking similar acquisition candidates, the availability of funds to finance acquisitions and the availability of management resources to oversee the operation of acquired businesses. We have limited resources, and we can offer no assurance that we will succeed in consummating any additional acquisitions or that we will be able to integrate and manage any acquisitions successfully.

We have no present commitments to acquire other telecommunications service providers.

Our local exchange carrier clearinghouse business is largely dependent on one customer that accounted for approximately 24% of our revenue in 2002. The loss of this customer would materially and adversely affect our results of operations.

This customer filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code in connection with the reorganization of its parent company. As of March 22, 2003, the filing has had no material adverse effect on the business’s relationship with this customer, and, based upon conversations between the managements of the two companies, we do not presently anticipate that this filing will materially adversely affect the relationship with this company in the immediate future.

We face substantial competition in the billing clearinghouse industry, and one of our competitors is larger and has more resources than we have. We may not be able to compete successfully with existing or future competitors.

Our major competitor in the local exchange carrier billing clearinghouse industry is Billing Concepts, Inc. Competition among the local exchange carrier billing clearinghouses is based on the quality of information reporting, collection history, the speed of collections, the ability to factor a long-distance reseller’s accounts, and the price of services. This competitor has greater name recognition and has, or has access to, substantially greater financial and personnel resources than those available to us.

Our local exchange carrier clearinghouse business is dependent both on the local exchange carriers’ continuing to accept its call records, and continuing to do so on reasonable terms, and its customers’ continuing to need its billing services.

The success of our business to date has been largely attributable to our having contracts with the regional Bell operating companies, Sprint, GTE and other local exchange carriers. This permits us to bill for telecommunications services provided by our customers throughout the United States. If the local exchange carriers were not to renew our existing contracts, or were to terminate our contracts, our ability to bill for our customers on a nation-wide basis could be adversely affected. While we have not received any notice of any local exchange carriers’ intention to refuse renewal or to terminate, periodic publicity about unauthorized transfers of consumers’ long-distance carriers or unauthorized charges on consumers’ local phone bills elevates the visibility of third-party billing through local exchange carriers.

If the local exchange carriers were to increase the costs payable by our customers for including our customers’ charges on the local exchange carrier bills, it could make our customers’ operations less profitable or not profitable. This could result in our customers seeking alternative billing arrangements. Our customers could enter into billing arrangements with companies, other than the local exchange carriers, that would bill their customers directly, or, in some instances, our customers could begin billing directly for their services without the use of any third party. It is also possible that some of our customers could determine that it would be financially beneficial to them to install a direct billing system.

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

Item 2. Properties

ACI leases approximately 42,774 square feet of general and administrative office space in Northridge, California. Aelix’s intelligent message communications business shares the space with ACI. HBS Billing Services also conducts its operations in the space leased by ACI. The lease expires on July 31, 2005. Approximately 16,297 square feet of such space are subleased to an unrelated party at a competitive market rate through July 31, 2005. ACI Billing Services’ monthly rent is approximately $33,181 before sublease rental income of approximately $15,645.

We paid Thurston Group $131,179 in 2002 for the rental of office space occupied by our corporate staff in Chicago, Illinois. There is no formal agreement or lease term governing the arrangement. Effective April 1, 2003, we have moved into a new headquarters facility consisting of 6,371 square feet in Glenview, Illinois. The monthly rental, including taxes and operating expenses but net of credits from the landlord for leasehold improvements paid by us, approximates $5,600. The lease expires on June 30, 2008.

Item 3. Legal Proceedings

We are not party to any material litigation.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Our common stock is quoted and traded on a limited and sporadic basis on the OTC Bulletin Board operated by The NASDAQ Stock Market, Inc. under the trading symbol “AVYC.” The limited and sporadic trading does not constitute, nor should it be considered, an established public trading market for our common stock. The following table sets forth the high and low closing bid and asked prices for our common stock for the periods indicated, as reported by Pink Sheets LLC. On December 12, 2001, Avery effected a 1-for-8 reverse stock split. The high and low closing bid and asked prices in the table below have been adjusted to give effect to such stock split by multiplying the actual bid and asked price by eight. At no time prior to the reverse stock split has our common stock traded higher than $5.00 per share. Such quotations reflect inter-dealer prices, without retail mark- up, mark-down or commissions, and may not necessarily represent actual transactions.

	Closing Bid		Closing Asked
	High	Low	High	Low
Year Ended December 31, 2002
First Quarter	$2.05	$0.72	$2.15	$0.85
Second Quarter	1.85	1.22	2.00	1.30
Third Quarter	1.23	1.18	1.30	1.20
Fourth Quarter	1.23	.55	1.29	.65
Year Ended December 31, 2001
First Quarter	13.50	5.00	14.50	5.50
Second Quarter	5.60	3.04	5.92	3.28
Third Quarter	3.28	2.24	3.68	2.48
Fourth Quarter (prior to December 12, the effective date of the reverse split)	2.24	1.44	2.64	1.68
Fourth Quarter (after December 12, the effective date of the reverse stock split)	1.05	.71	1.30	.79

As of March 25, 2003, there were approximately 450 holders of record of our common stock.

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

Item 6. Selected Financial Data

	2002	2001	2000	1999	1998

Revenue	$40,536	$41,916	$36,475	$23,703	$19,634

Income (loss) from continuing operations	(5,672)	(1,850)	2,323	1,718	(1,239)

Income (loss) from continuing operations per common share	(5.66)	(1.81)	1.76	1.36	(0.84)

Total assets	34,217	37,141	35,643	23,768	20,738

Long-term obligations and redeemable preferred stock	4,014	4,579	3,005	325	317

Cash dividends declared per common share	—	—	—	—	—

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes and the other financial information included elsewhere in this report.

A Note About Forward-Looking Statements

The statements, other than statements of historical fact, included in this report are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “plan,” “seek,” or “believe.” We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur. Our actual future performance could differ materially from such statements. Factors that could cause or contribute to such differences include, but are not limited to:

•	our ability to acquire additional complementary businesses on terms favorable to us;

•	the passage of legislation or court decisions adversely affecting the telecommunications industry;

•	our ability to repay our outstanding indebtedness;

•	competition in the telecommunications industry; and

•	the advent of new technology.

You should not unduly rely on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we are not obligated to release publicly any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events. Important factors that could cause our actual results to differ materially from our expectations are discussed under “Risk Factors” and elsewhere in this report.

Selected Financial Information Line Item Explanations

The following is a discussion of our consolidated financial condition and audited results of operations for the fiscal years ended December 31, 2002, 2001 and 2000. It should be read in conjunction with our Consolidated Financial Statements, the notes thereto and other financial information included elsewhere in this report.

In August 2000, our Board of Directors approved the distribution of all of the shares of our subsidiary, Primal Solutions, Inc., to our stockholders. We completed the distribution of Primal to our stockholders on February 12, 2001. The results on the “Discontinued operations” line represent the results of operations for Primal to February 12, 2001 (the distribution date) and the loss recorded in connection the distribution. Revenue, cost of revenues, and operating expenses presented in the statements of operations pertain only to continuing operations, which consist of Avery, HBS Billing Services, ACI Billing Services and Aelix.

ACI completed its purchase of certain assets from OAN in August 2001.

Aelix completed its purchase of certain assets from Qorus in November 2001. From the acquisition date through December 31, 2002, revenues from Aelix were not material. Aelix incurred operating losses in 2002 as it developed more services and attempted to attract more customers to purchase such services.

Our revenues are derived primarily from the provision of billing clearinghouse and information management services to direct dial long distance resellers and operator services providers, commonly referred to as “local exchange carrier billing” or “LEC billing.” Revenues are also derived from enhanced billing services provided to companies that offer voice mail, paging and Internet services or other non-regulated telecommunications equipment and services. LEC billing fees charged by us include processing and customer service inquiry fees. Processing fees are assessed to customers either as a fee charged for each telephone call record or other transaction processed or as a percentage of the customer’s revenue that is submitted by us to local telephone companies for billing and collection. Processing fees also include any charges assessed to us by local telephone companies for billing and collection services. Customer service inquiry fees are assessed to customers either as a fee charged for each record processed by us or as a fee charged for each billing inquiry made by end users.

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

Advance funding program income and expense consists of income and expenses related to our financing certain customers’ accounts receivable. Typically, 50% to 75% of the amount receivable from the local exchange carrier, or LEC, is advanced to the customer upon acceptance of its call records. When the LEC remits payment of the receivable, we are repaid the advance and receive a financing fee, which generates the “Advance funding program income.” Avery maintains a line of credit to provide the funds to finance the advance funding program. The costs associated with this line of credit are reflected in “Advance funding program expenses.”

Depreciation and amortization expenses are incurred with respect to certain assets, including computer hardware, software, office equipment, furniture, costs incurred in securing contracts with local telephone companies, goodwill and other intangibles. Asset lives range between three and fifteen years.

Since the components of “Other income (expense), net” change on a period-to-period basis, the items included in this line are explained in the analysis below.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and adjustments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to bad debts, technological obsolescence, tax obligations and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The evaluation of these estimates forms the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

We have identified below the accounting policies believed to be the most critical to our business operations as discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.

Revenue Recognition

Billing Services—We recognize billing services revenue when our customers’ records are accepted by the LEC for billing and collection. Bills are generated by the LECs, the collected funds are remitted to us, and we in turn remit these funds, net of fees and reserves, to our customers. These reserves represent cash withheld from customers to satisfy future obligations on behalf of the customer. The obligations consist of local exchange carrier billing fees, bad debts, and sales and excise taxes. We record trade accounts receivable and service revenue for fees charged for billing services. When we collect the customers’ receivables from the LECs, our trade receivables are reduced by the amount corresponding to our processing fees. The remaining funds are recorded as amounts due to customers and included in deposits and other payables related to customers in the accompanying balance sheets. We also retain a reserve from our customers’ settlement proceeds, calculated to cover amounts that the LECs are unable to collect, including LEC billing fees and sales taxes, and such reserves are included in deposits and other payables related to customers in the accompanying balance sheets.

Advance Funding Programs—We offer participation in advance funding to qualifying customers through our advance payment program. Under the terms of the agreements, we purchase the customer’s accounts receivable for an amount equal to the face amount of the billing records submitted to the LEC, less various items including costs and expenses on previous billing records, financing fees, LEC charges, rejects and other similar items. We typically advance 50% to 75% of the purchased amount. The purchased accounts receivable are recorded at the net amount advanced to customers (as advance payment receivables). Financing charges are assessed until we recoup our initial payment. We record as income an initial non-refundable fee, typically no more than 1%, when funds are advanced to the customer. We also record interest income, typically at four percentage points over prime on outstanding advances. There are no substantial costs incurred in factoring a customer’s receivables, and all costs associated with the receivable are recognized as incurred. The receivables are typically repaid in 60 days.

We believe that three factors reduce the potential exposure to credit losses. First, we advance funds against customer receivables at a level which is usually less than 90% of the expected recovery from the billing LEC. Second, payments from a diversified group of telephone end-users are being passed through a LEC, which has historically been a high quality credit risk. Thirdly, the LECs pay us directly, so that we can deduct any amounts owed us before remitting funds to the customer. In addition, we typically withhold a portion of payments received from LECs before remitting the balance due to our customers which minimizes our exposure to subsequent charges from LECs.

Goodwill and Impairment of Intangibles

        Goodwill results from the difference between the purchase price paid and liabilities assumed over the estimated fair market value of assets acquired, including post-closing increases to goodwill resulting from earn out payments. With respect to the HBS acquisition, initial goodwill was amortized using the straight-line method over 15 years with additional goodwill from earn out payments amortized over the remaining goodwill life. We discontinued amortizing goodwill effective January 1, 2002 in accordance with FAS 142. On an on-going basis, management reviews recoverability and the valuation and amortization of goodwill. As a part of this review, we consider the undiscounted projected future net cash flows in evaluating the goodwill. If the undiscounted future net cash flows were less than the stated value, goodwill would be written down to fair value.

Income Taxes and Deferred Taxes

We utilize the asset and liability approach to accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to have an effect upon taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Reserves for Notes Receivable

We regularly assess the collectibility of notes receivable. In making the assessment, management considers the solvency of the party, the perceived intention to pay and the fair value of collateral, if any, which secures the obligation. Bad debt reserves are established whenever, and to the extent, that collectibility appears impaired.

Asset Impairment

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value is reduced to the estimated fair value as measured by the discounted cash flows. We have not experienced any events or changes that would indicate that the carrying amounts of any of our assets may not be recoverable.

Results of Operations

The following table sets forth selected income statement lines in actual dollars. The Statement of Operations Data are derived from Avery’s audited financial statements.

Statement of Operations Data:

	Year Ended December 31
(000 omitted)	2002	2001	2000
		(Restated)
Revenues	$40,536	$41,916	$36,475

Cost of revenues	(27,559)	(29,980)	(25,784)

Gross profit	12,977	11,936	10,691

Operating expenses	(15,257)	(9,546)	(6,771)

Depreciation and amortization	(979)	(869)	(599)

Operating income (loss)	(3,259)	1,521	3,321

Other income (expense), net	(1,783)	(3,154)	315

Income tax benefit (expense)	(630)	(217)	(1,314)

Discontinued operations loss	—	(666)	(3,700)

Loss from non pro rata distribution of Primal Solutions, Inc.	—	(6,114)

Net loss	$(5,672)	$(8,630)	$(1,377)

Quarterly Statement of Operations

The following table sets forth selected unaudited income statement lines on a quarterly basis for 2002 and 2001:

	Unaudited Quarterly Financial Data				Annual Total
	Quarter Ended
(000, except per share data)	3/31/02	6/30/02	9/30/02	12/31/02

Revenues	$11,180	$10,335	$9,714	$9,307	$40,536

Cost of revenues	(8,027)	(7,100)	(6,740)	(5,692)	(27,559)

Gross profit	3,153	3,235	2,974	3,615	12,977

Operating expenses	(3,825)	(4,410)	(4,539)	(3,462)	(16,236)

Operating income	(672)	(1,175)	(1,565)	153	(3,259)

Other income (expense), net	(164)	(1,249)	(148)	(222)	(1,783)

Income tax benefit (expense)	284	379	583	(1,876)	(630)

Net loss	$(552)	$(2,045)	$(1,130)	$(1,945)	$(5,672)

Net income (loss) per share attributable to common shareholders
Basic	$(.56)	$(1.87)	$(1.17)	$(2.24)	$(5.66)

Diluted	$(.56)	$(1.87)	$(1.17)	$(2.24)	$(5.66)

	Unaudited Quarterly Financial Data				Annual Total
	Quarter Ended

(000, except per share data)	3/31/01 (Restated)	6/30/01 (Unchanged)	9/30/01 (Unchanged)	12/31/01 (Unchanged)
Revenues	$8,464	$8,136	$12,456	$12,860	$41,916

Cost of revenues	(5,836)	(5,830)	(8,842)	(9,472)	(29,980)

Gross profit	2,628	2,306	3,614	3,388	11,936
Operating expenses	(1,721)	(1,406)	(3,204)	(4,084)	(10,415)

Operating income	907	900	410	(696)	1,521

Other income (expense), net	3	(23)	(2,999)	(135)	(3,154)

Income tax benefit (expense)	(431)	(303)	623	(106)	(217)

Discontinued operations loss	(666)	—	—	—	(666)

Loss on non pro-rata distribution of Primal Solutions, Inc.	(6,114)	—	—	—	(6,114)

Net loss	$(6,301)	$574	$(1,966)	$(937)	$(8,630)

Net income (loss) per share attributable to common shareholders
Basic	$(1.64)	$0.40	$(1.65)	$(0.91)	$(3.63)

Diluted	$(1.64)	$0.23	$(1.65)	$(0.91)	$(3.63)

Restatement of 2001 financial statements (per Note 16)

        We have restated our financial statements for 2001 as the result of a revised accounting treatment of our distribution to our stockholders of all of the common stock of Primal Solutions, Inc. (“PSI”) in February 2001. At that time, we accounted for the distribution as a pro rata distribution which resulted in the net carrying value of PSI’s assets, approximately $7.5 million, being reflected as a distribution within stockholders’ deficit. The Company has revised its accounting treatment of the distribution based on the conclusion that the distribution was not pro rata and accordingly should have been accounted for at fair value. The fair value of PSI’s net assets at the date of the distribution was $1.3 million compared to a carrying value of $7.5 million. The revised accounting treatment resulted in the recognition of a $6.2 million loss, and such loss is reflected in the restated financial statements for 2001. Accordingly, the net loss as reported has increased by approximately $6.2 million which increased the net loss per share by $1.30 for the year ended December 31, 2001. The revised accounting treatment had no impact on aggregate stockholders’ deficit.

2002 compared to 2001

Operating Revenues

Total revenue during 2002 was $40.5 million, down $1.4 million or 3.3% from the $41.9 million of revenue in 2001. Revenue in 2002 included sales of the acquired ACI and Aelix business units, which provided $18.3 million and $0.6 million of revenue, respectively. During 2001, revenue from the acquired ACI business unit was $10.6 million during its five months of operation. During 2002, the Company processed 264 million phone records, compared to 307 million in 2001. The decline in call records processed reflects increased consumer usage of cell phones and prepaid phone cards to make long distance calls. Call records for neither cell phones nor prepaid phone cards are typically processed through a billing clearinghouse. Additionally, some of the local exchange companies have begun to offer long distance service, which reduces the market share of network resellers who typically use clearinghouse services. Excluding revenue generated by ACI and Aelix in both periods, the Company’s revenue would have declined by 30.9%, reflecting a 27.7% decrease in records processed, competitive pricing and sales mix.

The Company is pursuing additional sources of revenue to supplement its LEC billing business. The additional sources of revenue could arise from acquisitions or internal growth. In general, the Company intends to make acquisitions or expand into markets which will leverage the Company’s existing infrastructure.

Cost of Revenues

Cost of revenues includes billing and collection fees charged to the Company by local telephone companies and related transmission costs, as well as all costs associated with the customer service organization, including staffing expenses and costs associated with telecommunications services. Billing and collection fees charged by the local telephone companies include fees that are assessed for each record submitted and for each bill rendered to its end-user customers. The Company achieves discounted billing costs due to its aggregated volumes and can pass these discounts to its customers. Cost of revenues also includes $0.5 million of costs relating to the Aelix business unit.

The Company’s gross profit margin in 2002 was 32.0%, which was 3.5% better than the 28.5% gross margin earned during 2001. The improved gross profit margin in 2002 largely reflects the higher mix of calls processed by ACI in 2002, due to the inclusion of twelve months’ results from ACI in 2002 compared to 5 months’ results in 2001. ACI has historically achieved a higher gross profit margin level than HBS.

Operating Expenses

Operating expenses are comprised of all selling, marketing and administrative costs incurred in direct support of the business operations of the Company. Operating expenses during 2002 were $16.2 million, compared to $10.4 million in 2001. The $5.8 million increase in operating expenses in 2002 is largely attributable to the inclusion of $4.3 million of additional operating expenses for ACI and $1.1 million for Aelix. The increase in expense level reflected the inclusion of 12 months’ expenses in 2002 for both units, compared to 5 months’ expenses for ACI and one month’s expenses for Aelix in 2001. Excluding the effect of the acquired businesses in both years’ results, operating expenses in 2002 would have been $7.3 million, which would have been $0.4 million higher than operating expenses in 2001. Operating expenses in 2002 were adversely affected by higher legal and consulting fees, personnel expenses and redundancy, travel, severance and similar costs staffing associated with the consolidation of operations into a single facility.

Depreciation and Amortization

Depreciation and amortization expense for 2002 and 2001 was $1.0 million and $0.9 million, respectively. The increase in expense during 2002 was attributable to (i) depreciation and amortization expenses associated with fixed assets of ACI and Aelix offset by (ii) the absence of amortization expense for goodwill during 2002, pursuant to the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

Other Income (Expense), Net

Other income (expense), net was a net expense of $1.8 million in 2002, compared to net expense of $3.2 million in 2001. The principal components during each period are summarized below:

	Income (expense)
	2002	2001
Write-off of investment in affiliated company	—	$(2,361,000)
Reserve for notes receivable from related parties	$(1,300,000)	(930,000)
Interest income	73,000	343,000
Interest expense	(499,000)	(69,000)
Other	(57,000)	(137,000)

Total	$(1,783,000)	$(3,154,000)

Other expense in 2002 included $1.3 million of charges relating to increases in reserves for notes receivable and stock subscription notes receivable. Substantially all of such notes were non-recourse. The increase in the reserve for non-recourse debt was deemed appropriate in light of a decline in the value of the stock which served as collateral for the non-recourse notes (see Notes 5 and 15 to Consolidated Financial Statements).

The $2.4 million write-off of the investment in an affiliated company occurred in 2001 when the company ceased operations. The $0.9 million increase in reserves for non-recourse receivables in 2001 related principally to notes from former employees who borrowed funds to purchase shares of Avery and Primal stock. The decline in the market value of both securities reduced the likelihood of full recovery under the notes.

The Company’s $0.1 million interest income in 2002 was substantially less than the $0.3 million of interest income recorded in 2001, and $0.5 million of interest expense in 2002 was substantially more than the $0.1 million of incurred 2001. During 2002, the Company increased borrowings under its line of credit to provide funding for operating losses and changes in working capital. The Company had operated without any interest-bearing loans during the first 11 months of 2001, and it typically invested any periodic excess cash amounts into interest-bearing short-term obligations. The Company typically applied excess cash balances in 2002 to reduce outstanding loans.

Income Taxes

An income tax expense of $0.6 million was recorded during 2002 compared to an expense of $0.2 million (from continuing operations) in 2001. The income tax expense in 2002 differs from the expected income tax benefit primarily because of (i) items permanently not deductible for income tax reporting purposes and (ii) our decision to place a full valuation reserve against accumulated deferred tax assets. Income tax expense in 2001 differs from the expected income tax benefit primarily because of items permanently not deductible for income tax reporting purposes.

Loss from Discontinued Operations

The Company’s loss from discontinued operations, net of tax benefits, was $666,036 in 2001. The loss relates to Primal, which was distributed on February 12, 2001. The Company also recognized a $6,114,255 loss in 2001 from the distribution, which represented the difference between the appraised fair market value of the net assets distributed and the book value of such net assets at the date of the distribution.

2001 compared to 2000

Operating Revenues

Revenues for 2001 increased $5.4 million or 14.9% compared to calendar 2000. The revenue increase is largely attributable to the acquisition of ACI Billing Services in August 2001, offset by a decline in HBS Billing Services’ call record volume. Excluding call records from the acquired company, the volume of call records declined by 27%.

Cost of Revenues

We achieved a 28.5% gross profit margin in 2001, compared to 29.3% in 2000. The decline in margin was largely attributable to a lower level of income arising from volume discounts and an increase in costs in the customer service department.

Operating Expenses

Operating expenses, excluding depreciation and amortization expense, increased from $7.4 million in 2000 to $10.4 million in 2001. The $3.0 million increase resulted principally from $3.0 million of additional expenses associated with acquired businesses, the write-off and/or establishment of $0.4 million of principal and interest owned under non-recourse notes receivable offset by $0.5 million of lower compensation charges and $0.3 million of lower professional fees.

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

Other Income (Expense), Net

Other income (expense), net was a net expense of $3,154,000 during 2001, compared to net income of $315,000 in 2000. The principal components during each period are summarized below:

	Income (expense)
	2001	2000
Write-off of investment in affiliated company	$(2,361,000)	$—
Reserve for non-recourse notes receivable	(930,000)
Interest income	343,000	448,000
Interest expense	(69,000)	(133,000)
Other	(137,000)	—

Total	$3,154,000	$315,000

The $2.4 million write-off of the investment in an affiliated company occurred when the company ceased operations. The $0.9 million reserve for non-recourse notes receivable relates principally to non-recourse notes from former employees who borrowed funds to purchase shares of Avery and Primal stock. The decline in the market value of both securities reduced the likelihood of full recovery under the notes.

Income Taxes

We recorded an income tax expense from continuing operations of $216,945 in 2001, which was offset by an income tax benefit of $345,000 in discontinued operations. For the year ended December 31, 2001 total income tax benefit differs from expected income benefit primarily because of items permanently not deductible for income tax reporting purposes partially offset by adjustments to prior year income taxes. We recorded an income tax expense from continuing operations of $1,314,000 for calendar 2000, which was offset by an income tax benefit of a $1,430,000 in discontinued operations.

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

Loss on Non Pro Rata Distribution of Primal Solutions, Inc.

As a result of the non pro rata distribution of Primal in February 2001, the Company recorded a loss of $6.1 million and a reduction of assets by $7.5 million as of the distribution date (see Note 16). The loss represented the difference between the appraised fair market value of the net assets distributed and the book value of such net assets at the date of the distribution.

LIQUIDITY AND CAPITAL RESOURCES

Avery’s cash balance at December 31, 2002 was $4.1 million, compared to $5.4 million at December 31, 2001. Fluctuations in daily cash balances are normal due to the large amount of customer receivables that we collect and process on behalf of our customers. We receive money daily from local exchange carriers, but we ordinarily disburse such collected funds to our customers once each week.

Avery incurred a net loss of $5.7 million during 2002, which included a $1.3 million write-off of notes receivable from related parties and a $1.1 million write down of deferred tax assets. The Company used $3.2 million of cash in operating activities during the same period. The Company is optimistic that it will achieve profitability during 2003, based upon the success of new lines of business and expense reductions realized through consolidation of operations, which was completed during the third quarter of 2002.

Additionally, Avery’s working capital position at December 31, 2002 was a negative $17.0 million, compared to a negative $13.1 million at December 31, 2001. The Company can operate with negative working capital, because a significant portion of its current liabilities do not require payment in the near future. For example, current liabilities at December 31, 2002 include approximately $6.6 million of deposits from customers which are not typically refunded in the ordinary course of business. The customer deposits would be refundable over time, typically over an 18-month period, and only if the customer were to significantly reduce the volume of business done with the Company or terminate its relationship. Most of the Company’s customers have experienced lower call record volumes during 2002, and such volume reductions have reduced certain categories of deposits from customers. Avery has not historically experienced any material loss of customers in its business in any one year.

The Company also maintains a $9 million line of credit to meet peak cash demands. The credit line includes a $6 million facility for working capital and a $3 million line of credit to provide advance funding to customers. Interest is assessed on outstanding balances at 3% over the prime rate (7.25% at December 31, 2002). The Company’s ability to borrow funds at any point in time is determined by the value of its trade accounts receivable and advances to customers. At December 31, 2002, the Company had $0.4 million available under this credit line.

Cash flow from operating activities. Net cash used in operating activities was $3.2 million during 2002, compared to $1.2 million provided during 2001 (excluding discontinued operations). The $3.2 million of cash used in operating activities during 2002 was principally attributable to a $5.7 million net loss, a $1.6 million decrease in trade accounts payable and accrued liabilities and a $1.5 million increase in receivables related to customer financing offset by a $1.3 million provision for bad debt expense related to notes receivable from related parties, a $1.1 million write down of deferred tax assets, $1.0 million of depreciation and amortization, a $1.0 million increase in deposits and other payables related to customers, a $0.7 million decrease in other receivables and a $0.4 million reduction in deposits with LECs.

The $1.2 million cash provided by operations during 2001 resulted principally from the $6.1 million non-cash loss related to the non pro rata distribution of Primal Solutions, Inc, a $2.4 million write off of an investment in an affiliate, a $1.7 million increase in trade accounts payable and accrued liabilities, a $1.6 million provision for bad debt expense related to notes receivable from related parties, a $1.6 million increase in deposits and other payables related to customers and $0.9 million of depreciation and amortization, offset by a $8.6 million net loss, a $2.4 million increase in other receivables, a $1.7 million increase in trade accounts receivable and a $0.5 million increase in deferred tax assets.

Cash flow from investing activities. Cash used in investing activities was $0.9 million during 2002 compared to $5.0 million used in 2001. During 2002, the Company purchased property and equipment costing $0.6 million and loaned $0.3 million to other entities in exchange for notes receivable. In 2001, investing activities used $5.0 million of cash, principally by the extension of $3.0 million of loans to other entities, the purchase of the ACI assets for $1.6 million (inclusive of acquisition costs) and the purchase of $0.2 million in property and equipment.

Cash flow from financing activities. Cash provided by financing activities was $2.8 million during 2002 compared to $2.2 million in 2001. During 2002, the Company borrowed $3.5 million under its line of credit, and used cash to pay $0.5 million of dividends to preferred stockholders and purchase $0.1 million of treasury stock. In 2001, the Company borrowed $2.6 million under its line of credit, raised $2.0 million from the issuance of common and preferred stock, and used cash to (i) redeem $0.3 million of preferred stock, (ii) purchase $0.2 million of outstanding stock options, (iii) purchase common stock from a related party for $1.2 million, and (iv) pay $0.5 million for preferred stock dividends.

Avery’s operating cash requirements consist principally of working capital requirements, scheduled debt service obligations, payments of preferred dividends and capital expenditures. The Company is expecting improved operating income for 2003, largely as the result of an expense-reducing consolidation of operations, income from newly introduced business services and several expense reduction actions. The Company believes cash flows generated from operations in 2003, together with borrowings under its existing line of credit, will be sufficient to fund working capital needs, debt and dividend payment obligations and capital expenditure requirements for the next twelve months

Deferred Tax Assets

The Company assesses realizability of deferred tax assets based upon the likelihood of earning taxable income in future periods. A majority of the Company’s deferred tax assets relate to items deducted for financial reporting purposes currently but deductible for tax reporting purposes in future periods. Based on the uncertainty of generating future taxable income, the Company has recorded a valuation allowance for all of its net deferred tax asset. The Company has a net operating loss totaling approximately $5 million at December 31, 2002. The net operating loss expires in 2022, if not utilized.

Contractual and Commercial Obligations

The following is a summary of contractual obligations and commercial commitments:

Contractual Obligations—$000	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-Term Debt	$681	—	—	$681	—
Operating Leases	1,373	$426	$770	118	59
Unconditional Purchase Obligations	4,704	3,370	1,334	—	—
Other Long-Term Obligations(1)	3,650	2,639	1,011	—	—

Total Contractual Cash Obligations	$10,408	$6,435	$3,115	$799	$59

(1)	Consists of redeemable preferred stock and estimated liability to ACI Billing Services’ customers based on future billing fees.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments—$000	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	Over 5 years
Guarantees	$1,722	—	$1,722	—	—

New Accounting Standards

Statement of Financial Accounting Standards No. 144. Effective January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for impairment or disposal of long-lived assets and supersedes SFAS No. 121. The adoption of this standard had no impact on the Company’s financial condition, cash flows or results of operations.

In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for fiscal years ending after December 15, 2002. We have adopted the disclosure requirements of SFAS No. 148 and the adoption of this standard had no material effect on our financial condition, cash flows or results of operations.

Obligations Under Employment Agreements

Avery has employment agreements with its management requiring Avery to pay specified amounts as annual base salaries and certain bonuses. Current aggregate minimum annual cash compensation under the agreements is $462,000, which will be funded from working capital. Additional bonuses are at the sole discretion of Avery’s Board of Directors. Avery also maintains a profit sharing plan for the benefit of its employees.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Avery is exposed to market risk from changes in marketable securities (which consist of certificates of deposit). At December 31, 2002, our marketable securities were recorded at a fair value of approximately $206,000, with an overall weighted average return of approximately 2% and an overall weighted average life of less than one year. The marketable securities held by Avery have exposure to price risk, which is estimated as the potential loss in fair value due to a hypothetical change of 20 basis points (10% of our overall average rate of return) in quoted market prices. This hypothetical change would have an immaterial effect on the recorded value of the marketable securities.

Avery is not exposed to material future earnings or cash flow fluctuations from changes in interest rates on long-term debt since 100% of our long-term debt is at a fixed rate as of December 31, 2002. The fair value of our long-term debt at December 31, 2002 is estimated to be $0.7 million based on the 8% rate of the long-term debt and its maturity of 4 years, which is consistent with market rates currently available for loans of comparable duration and comparable risk.

To date, Avery has not entered into any derivative financial instruments to manage interest rate risk and currently is not evaluating the future use of any such financial instruments.

Avery does not have any exposure to foreign currency transaction gains or losses. Virtually all of our business transactions are in U.S. Dollars.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements required to be included in Item 8 are set forth in the Index to Financial Statements set forth on page 24 of this report.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Omitted pursuant to the Instructions to Item 304 of Regulation S-K.

PART III

Item 10. Directors and Executive Officers

The following table sets forth certain information with respect to the directors and executive officers of Avery.

Name	Age	Position
Patrick J. Haynes, III	53	Director, Chairman of the Board and Chief Executive Officer
Michael J. Labedz	37	Director, President and Chief Operating Officer
Thomas C. Ratchford	54	Director, Vice President, Chief Financial Officer, Secretary and Treasurer
Robert T. Isham, Jr.	50	Director
J. Alan Lindauer	63	Director
Norman M. Phipps	43	Director
Adm. Leighton W. Smith	63	Director

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

Michael J. Labedz has served as a director, President and Chief Operating Officer of Avery since January 2002. Mr. Labedz has also served as President of ACI Billing Services, Inc., a wholly owned subsidiary of Avery, since December 2000. Mr. Labedz has been employed by the Thurston Group, Inc., a private merchant bank in Chicago, since 1998. Previously, he was Vice President of Operations and Chief Financial Officer for a computer services company controlled by Michael Milken’s Knowledge Universe and a management consultant with Deloitte Consulting L.P.

Thomas C. Ratchford has served as a director and Vice President, Chief Financial Officer, Secretary and Treasurer of Avery since January 2002. Prior to joining Avery in November 2001, Mr. Ratchford was the Chief Financial Officer of Qorus.com, Inc. from October 2000. From 1999 to 2000, Mr. Ratchford was the Director of Finance for the Highway Safety Division of Avery Dennison Corporation. From 1993 to 1999, Mr. Ratchford was the Chief Financial Officer of Stimsonite Corporation, a publicly held manufacturer of highway safety products, which was purchased by Avery Dennison Corporation in 1999.

Norman M. Phipps has served as a director of Avery since November 1995. Mr. Phipps has been an independent consultant to us. Until his resignation in August 2001, Mr. Phipps served as a director of LogiMetrics, Inc., a company primarily involved in the manufacture of infrastructure equipment for the wireless broadband telecommunications market. From July 2000 to July 2002, Mr. Phipps has served as Senior Vice President of Administration of LogiMetrics. Mr. Phipps has served as the President and Chief Operating Officer of LogiMetrics from April 1997 until July 2000, and also as interim Chief Financial Officer from March 1998 until July 2000. From May 1996 to April 1997, Mr. Phipps served as Chairman of the Board and Acting President of LogiMetrics. Mr. Phipps has served as a principal of two private investment firms, Phipps, Teman & Company, LLC from January 1994 to December 1997 and CP Capital Partners from January 1991 to December 1993.

J. Alan Lindauer has served as a director of Avery since June 1997. He currently serves as President of Waterside Capital Corporation and has served as President of Waterside Management, Inc., a business consulting firm, since 1986. Mr. Lindauer has also served as a director of Commerce Bank of Virginia since 1986 and serves as chair of its Loan Committee, Norfolk Division, and a member of the Executive, Trust, Marketing, Compensation, and Mergers & Acquisition Committees. Mr. Lindauer served as director of Citizens Trust Bank from 1982 to 1985 as well as a member of its Trust and Loan Committees. Mr. Lindauer founded Minute-Man Fuels in 1963 and managed Minute-Man Fuels until 1985.

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

Compensation of Directors

Each non-employee director receives an annual stipend of $20,000. The non-employee directors of Avery also receive $1,000 for each meeting attended, plus reimbursement of travel expenses. From time to time, the directors have been granted stock options in an amount and at exercise prices approved by the Board at the time of the grant.

Item 11. Executive Compensation

The following table summarizes certain information relating to the compensation paid or accrued by Avery for services rendered during the years ended December 31, 2002, 2001 and 2000 to each person serving as its Chief Executive Officer and each of Avery’s other most highly paid executive officers whose total annual salary and bonus for the years ended December 31, 2002, 2001 and 2000 exceeded $100,000.

Summary Executive Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)		Bonus($)		Other Annual Compensation (4)		Awards/Options

PATRICK J. HAYNES, III (1) Chairman of the Board & Chief Executive Officer	2002 2001 2000	$ $ $	420,000 278,333 200,000	$ $ $	250,000 125,000 150,000	$ $ $	46,594 31,720 25,187	52,500 12,500

MICHAEL J. LABEDZ (2) President & Chief Operating Officer	2002 2001 2000	$ $ $	185,000 — —	$ $ $	95,000 — —	$ $ $	29,491 — —	— — —

THOMAS C. RATCHFORD (3) Vice President, Chief Financial Officer, Secretary, and Treasurer	2002 2001 2000	$ $ $	149,000 — —	$ $ $	60,000 — —	$ $ $	9,600 — —	— — —

(1)	Mr. Haynes served as the President and Chief Executive Officer of Avery through November 30, 1998 and was re-elected to such office on May 5, 2000.

(2)	Mr. Labedz was elected President and Chief Operating Officer on January 2, 2002.

(3)	Mr. Ratchford was elected Vice President, Chief Financial Officer, Secretary and Treasurer on January 2, 2002.

(4)	Other Annual Compensation represents monthly automobile allowance and premiums on health and major medical insurance.

Employment Agreements

Effective November 1, 2001, Mr. Haynes entered into an employment agreement with Avery. Under his employment agreement, Mr. Haynes serves as Chairman of the Board and Chief Executive Officer, subject to the Board of Directors power to elect and remove officers of Avery. The employment agreement expires December 31, 2006. Mr. Haynes’ initial base salary was $420,000 annually. In addition, Mr. Haynes is entitled to receive bonuses based on performance goals as established by the Board of Directors, to receive stock options, to participate in applicable incentive plans established by Avery, to participate in Avery’s hospitalization and major medical plans, or, at his option, to be reimbursed for amounts paid by Mr. Haynes for comparable coverage, and to an automobile of his choice.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires Avery’s directors and executive officers, and persons who own more than 10% of Avery’s common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, executive officers and greater than 10% shareholders are required by SEC regulations to furnish Avery with copies of all Section 16(a) forms they file. Based on a review of such forms, Avery believes that all Section 16(a) filing requirements applicable to its directors and executive officers, and all persons who own more than 10% of Avery’s common stock, were complied with for the year ended December 31, 2002, except that each of Patrick J. Haynes, III, Robert T. Isham, Jr., Norman Phipps and J. Alan Lindauer failed to file one transaction reportable on a Form 4. Each reporting person reported such delinquent transaction on a timely filed Form 5.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of Avery’s Voting Securities

On March 25, 2003, Avery had 888,483 shares of common stock, 1,500,000 shares of series d preferred stock, 1,140,126 shares of series g preferred stock, 1,600,000 shares of series h preferred stock and 500,000 shares of series i preferred stock outstanding. The holders of the series d preferred stock are presently entitled to one vote per share on any matters submitted to our stockholders for a vote. The holders of the series g preferred stock are entitled to 0.139525 vote per share on any matter submitted to our stockholders for a vote. The holders of the series h and i preferred stock are entitled to 0.125 vote per share on any matter submitted to our stockholders for a vote. The holders of these securities vote as a single class on all matters submitted to our stockholders for a vote unless a separate vote is otherwise required by law or our certificate of incorporation.

Therefore, as of March 25, 2003, a total of 5,628,609 shares of our voting securities were outstanding, all of which constitute a single class of voting securities having 2,810,059 votes.

The following table sets forth information as of March 25, 2003, for any person who is known to Avery to be the beneficial owner of more than five percent of the votes represented by Avery’s single class of voting securities. A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares:

•	voting power, which includes the power to vote, or to direct the voting, of such security; and/or

•	investment power, which includes the power to dispose, or to direct the disposition of, such security.

All of our voting securities beneficially owned by a person, regardless of the form which such beneficial ownership takes, have been aggregated in calculating the number of shares beneficially owned by such person. In making these calculations, a person is deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days:

•	through the exercise of any option, warrant or right;

•	through the conversion of a security;

•	pursuant to the power to revoke a trust, discretionary account, or similar arrangement; or

•	pursuant to automatic termination of a trust, discretionary account, or similar arrangement.

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

Name of Beneficial Owner	Number of Votes	Percent of Class
Patrick J. Haynes, III (1)	1,766,399	39.1%
Thurston Group, Inc. (1)	1,709,191	38.2%
Waveland, L.L.C. (1)	1,766,399	39.1%
Russell T. Stern, Jr. (1)	1,853,643	40.6%

(1)	The business address of this person is 2700 Patriot Boulevard, Suite 150, Glenview, Illinois 60025. The shares shown as beneficially owned by Mr. Haynes include all the shares beneficially owned by Waveland, L.L.C., of which Mr. Haynes is the sole managing member. The shares shown as beneficially owned by Waveland, L.L.C. include all the shares owned by Thurston Group, Inc., of which Mr. Haynes is the Senior Managing Director. The shares shown as beneficially owned by Mr. Stern include all shares beneficially owned by Thurston Group, Inc., of which Mr. Stern is the Chairman.

Security Ownership of Management

The following table sets forth information as of March 25, 2003, as to each class of Avery’s equity securities beneficially owned by each director, by each executive officer, and by all directors and executive officers as a group. In calculating the ownership percentages for Avery’s common stock, we used the 888,483 shares of common stock outstanding on March 25, 2003. Since these calculations do not include the four series of Avery’s voting preferred stock included in the calculations in the preceding table, the beneficial ownership percentages set forth below will differ from those set forth in the preceding table.

Name of Beneficial Owner	Common Stock			Preferred Stock
	Number of Shares		Percent of Class	Series	Number of Shares	Percent of Class
Patrick J. Haynes, III (1)	422,692	(2)	33.7%	D G	1,500,000(2) 1,140,126(2)	100.0% 100.0%

Norman M. Phipps (3)	4,167		0.5%

J. Alan Lindauer (4)	4,505	(5)	0.5%

Robert T. Isham, Jr. (1)	8,698	(6)	1.0%	A	8,333	2.1%

Michael J. Labedz (1)	18,750	(7)	2.1%

Thomas C. Ratchford (1)	4,167	(7)	0.5%

Leighton W. Smith (1)	4,167	(7)	0.5%

All directors and executive officers as a group (2)(5)(6)(7)	467,103		36.1%

(1)	The business address for this person is 2700 Patriot Boulevard, Suite 150, Glenview, Illinois 60025.
(2)	Includes all the shares beneficially owned by Waveland, L.L.C., of which Mr. Haynes is the sole managing member.
(3)	The business address of this person is 2700 Patriot Boulevard, Suite 150, Glenview, Illinois 60025. Mr. Phipps’ shares represent shares that may be acquired within 60 days upon the exercise of options.
(4)	The business address for this person is 300 East Main Street, Suite 1380, Norfolk, Virginia 23510.
(5)	These shares do not include the 156,250 votes represented by 1,250,000 shares of Avery’s series h preferred stock that are beneficially owned by Waterside Capital Corporation, of which Mr. Lindauer is President and a director. Waterside is a publicly held small business investment company, and Mr. Lindauer disclaims beneficial ownership of these shares.
(6)	Of these shares, 5,797 represent shares that may be acquired within 60 days upon the exercise of options and warrants, and 694 represent shares that may be acquired within 60 days upon the conversion of convertible securities.
(7)	Represents shares that may be acquired within 60 days upon the exercise of options.

Equity Compensation Plan Information

Equity securities have been issued under compensation plans as follows:

Plan category	Number of securities to be issued upon issuance of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	( a )	( b )	( c )
Equity compensation plans approved by security holders
Equity compensation plans not approved by security holders	174,664	$1.85	1,495,336
Total	174,664	$1.85	1,495,336

Please see Note 12 to the financial statements included in this report for a description of the material features of the compensation plans.

Item 13. Certain Relationships and Related Transactions

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

Qorus is a publicly held company the securities of which are traded on the OTC Bulletin Board. Patrick J. Haynes, III, a director and the Chairman of the Board and Chief Executive Officer of Avery, beneficially owns approximately 58.1% of Qorus’ common stock, and Robert T. Isham, Jr., a director of Avery, beneficially owns approximately 3.8% of Qorus’ common stock. Mr. Haynes and Mr. Isham are directors of Avery and the sole directors of Qorus. Mr. Haynes is the Chairman of the Board of Directors and Chief Executive Officer and a director of Avery, and the Senior Chairman and Chairman of the Executive Committee of Qorus. Thomas C. Ratchford is the Chief Financial Officer of both Avery and Qorus.

On October 3, 2000, Avery loaned to the following officers and directors of Avery the amount set forth opposite such person’s name in connection with the exercise of certain options and warrants:

Name	Loan Amount
Patrick J. Haynes, III	$378,684
Robert T. Isham, Jr.	$58,024
J. Alan Lindauer	$58,419
Norman M. Phipps	$46,148

Each loan was non-recourse to the borrower, was secured by the common stock purchased, matured in October 2002, and bore interest at the rate of 6.6% per annum. When the notes matured in October 2002, each of the officers and directors elected to surrender the underlying shares of Avery and Primal stock which served as collateral for the loans.

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

On February 1, 2001, Avery purchased all of the capital stock of Avery held by Franklin Capital Corporation, at the time a beneficial owner of more than five percent (5%) of the common stock of Avery, and all outstanding options and warrants to purchase capital stock of Avery held by Stephen Brown and Spencer Brown. The total purchase price for the transaction was $1,786,851. Included in such total amount were 1,183,938 shares of common stock held by Franklin Capital purchased for $1.02 per share, 350,000 shares of series e preferred stock held by Franklin Capital purchased for $1.00 per share plus accrued and unpaid dividends on the preferred stock in the amount of $14,234, warrants and options to purchase 120,000 shares of common stock of Avery held by Stephen Brown purchased for $120,000, and warrants and options to purchase 95,200 shares of the common stock of Avery held by Spencer Brown purchased for $95,000. In addition, Franklin Capital received 1,533,938 shares of Primal common stock in conjunction with the distribution of Primal’s common stock to Avery’s security holders. Stephen Brown and Spencer Brown control Franklin Capital and are former directors of Avery.

Effective September 4, 2001, Phipps & Company, LLC entered into a consulting agreement with Avery. Norman M. Phipps, a director of Avery, is the sole member of Phipps & Company, LLC Under this consulting agreement, Phipps & Company, LLC serves as an independent contractor. The consulting agreement expired on December 31, 2002, but has been extended on a month-to-month basis. Phipps & Company, LLC receives $20,000 per month during the term of the agreement. In addition, Avery will pay Phipps & Company, LLC an additional, non-accountable expense allowance of $1,000 per month to defray costs of office equipment, rent, secretarial services and other similar expenses. Avery will reimburse Phipps & Company, LLC for all out-of-pocket expenses reasonably incurred by Phipps & Company, LLC, its members, employees, agents and representatives in connection with consulting services, rendered pursuant to the consulting agreement. During 2002, Avery paid Phipps & Company an aggregate of $252,000 pursuant to this consulting agreement.

Effective May 1, 2001, Robert T. Isham, Jr., a director of Avery, entered into a consulting agreement with Avery. Under this consulting agreement, Mr. Isham serves as an independent contractor. The consulting agreement is renewed monthly and may be terminated by either party upon 10 days written notice. Mr. Isham receives $20,000 per month during the term of the agreement. In addition, Avery will reimburse Mr. Isham for all out-of-pocket expenses reasonably incurred by Mr. Isham in connection with consulting services rendered pursuant to the consulting agreement. During 2002, Avery paid Mr. Isham an aggregate of $240,000 pursuant to this consulting agreement.

In December 2001, Avery executed and delivered to Waterside Capital Corporation a promissory note in the original principal amount of $680,681. The note bears interest at 8% per annum, provides for quarterly interest payments and matures on December 31, 2006. Avery issued the note to Waterside in exchange for the cancellation of a prior promissory note payable to Waterside in the amount of $350,000 which was otherwise due to mature on December 12, 2002. In addition, Waterside agreed to surrender for cancellation 54,396 shares of Avery’s common stock, warrants to purchase for $10.00 per share up to 15,000 shares of Avery’s common stock and warrants to purchase for $12.00 per share up to 5,105 shares of Avery’s common stock. Alan J. Lindauer, a director of Avery, is a director and the President and Chief Executive Officer of Waterside.

We paid Thurston Group $131,179 in 2002 for the rental of office space occupied by our corporate staff in Chicago, Illinois. Patrick J. Haynes, III, a director and the Chairman of the Board, President and Chief Executive Officer of Avery, is a principal and the Senior Managing Director of Thurston Group. In 2001, we paid Thurston Group $96,070 for rental of office space.

Item 14. Controls and Procedures

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Avery’s disclosure controls and procedures are effective in timely alerting them to material information relating to Avery required to be included in our periodic SEC filings.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Exhibits

The exhibits required to be furnished pursuant to Item 15(a) are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

(b)	Reports on Form 8-K

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVERY COMMUNICATIONS, INC.

By:	/s/ THOMAS C. RATCHFORD
Thomas C. Ratchford Vice President, Chief Financial Officer, Secretary and Treasurer

Date: April 18, 2003

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ PATRICK J. HAYNES, III	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 18, 2003

/s/ THOMAS C. RATCHFORD	Director, Vice President, Chief Financial Officer and Secretary (Principal Accounting Officer)	April 18, 2003

/s/ MICHAEL J. LABEDZ	Director, President and Chief Operating Officer	April 18, 2003

/s/ ROBERT T. ISHAM	Director	April 18, 2003

/s/ J. ALAN LINDAUER	Director	April 18, 2003

/s/ NORMAN M. PHIPPS	Director	April 18, 2003

/s/ ADM. LEIGHTON W. SMITH	Director	April 18, 2003

CERTIFICATION BY CHIEF EXECUTIVE OFFICER

I, Patrick J. Haynes, III, Chief Executive Officer of Avery Communications, Inc. (the “Company”), certify that:

1.	I have reviewed this annual report of the Company on Form 10-K;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly represent in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures, as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 18, 2003

    /s/    PATRICK J. HAYNES, III

Patrick J. Haynes, III,

Chief Executive Officer

CERTIFICATION BY CHIEF FINANCIAL OFFICER

I, Thomas C. Ratchford, Chief Financial Officer of Avery Communications, Inc. (the “Company”), certify that:

1.	I have reviewed this annual report of the Company on Form 10-K;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly represent in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures, as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 18, 2003

    /s/    THOMAS C. RATCHFORD

Thomas C. Ratchford,

Chief Financial Officer

AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of

    Avery Communications, Inc.

We have audited the accompanying consolidated balance sheets of Avery Communications, Inc., and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three year period ended December 31, 2002. We did not audit the financial statements of Primal Solutions, Inc., a consolidated subsidiary for the year ended December 31, 2000, which statements reflect total revenue of $9,515,805. This statement was audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for Primal Solutions, Inc., is based solely on the report of the other auditors. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, based on our report and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avery Communications, Inc. and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As more fully discussed in Note 16, subsequent to the issuance of the Company’s 2001 financial statements and our report thereon dated, March 20, 2002, we became aware that the distribution of Primal Solutions, Inc. effective February 12, 2001, which was accounted for as pro rata distribution should not have been accounted for as pro rata distribution. The distribution has been amended to account for this transaction using the fair value of the assets and liabilities distributed. In our original report we expressed an unqualified opinion on the 2001 financial statements, and our opinion on the revised statements herein, remains unqualified.

/s/ KBA Group LLP

Dallas, Texas

March 20, 2003

AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2002	December 31, 2001
		(Restated)
Current assets:
Cash and cash equivalents	$4,142,377	$5,422,202
Trade accounts receivable:
Trade accounts, net of allowance for doubtful accounts of $289,147 and $242,901 at December 31, 2002 and December 31, 2001 respectively	3,182,984	3,231,166
Advance payment receivables	3,322,057	1,794,352
LEC billing and collection fees receivable	4,285,232	4,948,502

Total trade accounts receivable	10,790,273	9,974,020

Receivable from OAN	5,484,364	5,360,845
Other receivables	11,825	94,376

Deferred tax asset	—	1,090,690
Current portion of deposits with LECs	1,300,000	933,618
Other current assets	600,155	53,354

Total current assets	22,328,994	22,929,105

Property and equipment:
Computer equipment and software	5,538,422	5,718,172
Furniture and fixtures	487,410	500,003
Leasehold improvements	199,608
Accumulated depreciation and amortization	(2,510,046)	(1,379,877)

Property and equipment, net	3,715,394	4,838,298

Other assets:
Goodwill, net	5,577,735	5,577,735
Deposits with LECs, net of current portion	1,470,648	2,236,983
Notes receivable due from related parties, net of allowance of $881,110 and $1,210,800 at December 31, 2002 and December 31, 2001 respectively	382,700	752,700
Investments in related entities	93,172	30,100
Purchased contracts, net of accumulated amortization of $404,263 and $339,996 at December 31, 2002 and December 31, 2001, respectively	100,000	14,267
Capitalized financing fees, net of accumulated amortization of $215,970 and $-0- at December 31, 2002 and December 31, 2001, respectively	547,258	718,299
Other assets	854	43,036

Total other assets	8,172,367	9,373,120

Total assets	$34,216,755	$37,140,523

The accompanying notes are an integral part of these consolidated financial statements.

AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS-(Continued)

Liabilities and Stockholders' Deficit	December 31, 2002	December 31, 2001
		(Restated)
Current liabilities:
Lines of credit	$6,076,312	$2,607,705
LEC billing and collection fees payable	2,815,057	2,901,892
Trade accounts payable	511,304	1,898,651
Accrued liabilities	861,701	1,051,087
Current portion of customer cure liability	317,701	317,701
Income taxes payable	—	163,994
Deposits and other payables related to customers	28,718,804	27,118,482

Total current liabilities	39,300,879	36,059,512

Non-current liabilities:
Note payable to related party	680,681	680,681
Customer cure liability, net of current portion	1,011,461	1,576,021

Total non-current liabilities	1,692,142	2,256,702

Redeemable preferred stock:
Series A; $0.01 par value, 391,667 shares authorized, issued and outstanding (liquidation preference of $391,667)	391,667	391,667
Series B; $0.01 par value, 390,000 shares authorized, issued and outstanding (liquidation preference of $390,000)	390,000	390,000
Series C; $0.01 par value, 40,000 shares authorized, issued and outstanding (liquidation preference of $40,000)	40,000	40,000
Series D; $0.01 par value, 1,500,000 shares authorized, issued and outstanding (liquidation preference of $1,500,000)	1,500,000	1,500,000

Total redeemable preferred stock	2,321,667	2,321,667

Commitments and contingencies (Note 14)

Stockholders' deficit:
Preferred stock:
Series G; $0.01 par value, 1,140,126 and 2,150,493 shares authorized, issued and outstanding at December 31, 2002 and December 31, 2001, respectively (liquidation preference of $11,401 at December 31, 2002 and $21,505 at December 31, 2001)	11,401	21,505
Series H; $0.01 par value, 1,600,000 shares authorized, issued and outstanding (liquidation preference of $1,600,000)	16,000	16,000
Series I; $0.01 par value, 500,000 shares authorized, issued and outstanding (liquidation preference of $500,000)	5,000	5,000
Common stock; $0.01 par value, 20,000,000 shares authorized, 1,267,955 issued	12,680	12,680
Additional paid-in capital	12,100,929	12,753,592
Accumulated deficit	(20,841,370)	(15,169,267)
Treasury stock, at cost, 379,472 and 60,271 common shares at December 31, 2002 and December 31, 2001, respectively	(383,730)	(58,440)
Subscription notes receivable, net of allowance of $125,000 and $183,272 at December 31, 2002 and December 31, 2001 respectively	(18,843)	(1,078,428)

Total stockholders' deficit	(9,097,933)	(3,497,358)

Total liabilities and stockholders' deficit	$34,216,755	$37,140,523

The accompanying notes are an integral part of these consolidated financial statements.

AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2002	2001	2000
		(Restated)
Revenues	$40,536,391	$41,915,531	$36,475,177
Cost of revenues	(27,559,187)	(29,979,882)	(25,783,816)

Gross profit	12,977,204	11,935,649	10,691,361

Operating expenses	(16,513,732)	(10,589,576)	(7,496,469)
Advance funding program income	277,132	175,242	126,655

Total	(16,236,600)	(10,414,334)	(7,369,814)

Operating income (loss)	(3,259,396)	1,521,315	3,321,547

Other income (expense):
Interest expense	(499,001)	(68,812)	(133,120)
Interest income	73,049	343,278	448,340
Write-off investment in affiliate	—	(2,361,405)	—
Write-off of notes receivable from related parties	(1,300,000)	(930,608)	—
Other, net	(57,046)	(136,786)	—

Total other income (expense), net	(1,782,998)	(3,154,333)	315,220

Loss from continuing operations before provision for income taxes and discontinued operations	(5,042,394)	(1,633,018)	3,636,767
Provision for income taxes	(629,709)	(216,945)	(1,313,518)

Income (loss) from continuing operations	(5,672,103)	(1,849,963)	2,323,249
Loss from discontinued operations (net of applicable income tax benefit of $345,000 and $1,429,970 for the year ended December 31, 2001 and December 31, 2000)	—	(666,036)	(3,700,487)
Loss on non pro rata distribution of Primal Solutions, Inc., common stock	—	(6,114,255)	—

Net loss	$(5,672,103)	$(8,630,254)	$(1,377,238)

Less dividend earned on preferred stock	(492,767)	(453,715)	(283,783)
Add excess of carrying value of Series G preferred stock exchanged for PSI stock, at fair value	—	4,455,187	—

Net loss attributable to common shareholders	$(6,164,870)	$(4,628,782)	$(1,661,021)

Per share data:
Basic net loss per share:
Continuing operations income (loss)	$(5.66)	$(1.81)	$1.76
Discontinued operations	—	(1.82)	(3.20)

Net loss	$(5.66)	$(3.63)	$(1.44)

Diluted net loss per share:
Continuing operations income (loss)	$(5.66)	$(1.81)	$1.12
Discontinued operations	—	(1.82)	(1.84)

Net loss	$(5.66)	$(3.63)	$(0.72)

Weighted average number of common shares outstanding:
Basic common shares	1,089,515	1,274,687	1,160,141

Diluted common shares	1,089,515	1,274,687	2,044,082

The accompanying notes are an integral part of these consolidated financial statements.

AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Subscription Notes Receivable	Treasury Stock		Accumulated Deficit	Total
	Shares	Amount	Shares	Amount			Shares	Amount
Balance at December 31, 1999	6,600,373	$66,004	9,803,949	$98,039	$12,306,164	$—	1,176,916	$(1,981,999)	$(5,161,775)	$5,326,433
Reclassification of preferred stock series A, B, C, D, E to redeemable preferred stock	(2,671,667)	(26,717)			(2,644,950)					(2,671,667)
Payment of preferred stock dividend					(284,892)					(284,892)
Issuance of shares for cash in connection with exercise of warrants			917,907	9,180	511,687					520,867
Issuance of shares for cash in connection with exercise of warrants and options for notes receivable including compensation cost of $848,288			1,674,041	16,741	1,923,283	(1,091,736)				848,288
Partial conversion of preferred stock to common stock	(38,333)	(383)	15,333	153	230					—
Release of HBS escrow shares—earn-out agreement					90,000					90,000
Granting of warrants for services					239,819					239,819
Issuance of shares for services			50,000	500	68,250					68,750
Treasury stock received in settlement							38,300	(54,802)		(54,802)
Preferred stock issued in connection with Primal Systems, Inc. settlement and related anticipated spin-off	3,236,521	32,365			3,542,635					3,575,000
Net loss									(1,377,238)	(1,377,238)

Balance at December 31, 2000	7,126,894	71,269	12,461,230	124,613	15,752,226	(1,091,736)	1,215,216	(2,036,801)	(6,539,013)	6,280,558

Treasury stock received in settlement							1,183,938	(1,207,618)		(1,207,618)
Payment of preferred stock dividend					(486,905)					(486,905)
Redemption of preferred stock in connection with Primal Systems, Inc. spin-off—restated	(4,976,401)	(49,764)			(368,236)					(418,000)
Record the Primal Solutions, inc. spin-off—restated					(909,693)					(909,693)
Value of options repurchased					(126,622)					(126,622)
Preferred stock issued	2,100,000	21,000			1,974,000					1,995,000
Payment on subscription note receivable						13,308				13,308
Issuance of shares for services			80,000	800	50,508					51,308
Treasury stock canceled			(2,399,154)	(23,992)	(3,220,427)		(2,399,154)	3,244,419		—
Reflect 1 for 8 stock split			(8,874,121)	(88,741)	88,741					—
Purchase of treasury stock for cash							47,000	(9,484)		(9,484)
Treasury stock received in settlement of notes payable							54,396	(48,956)		(48,956)
Net loss—restated									(8,630,254)	(8,630,254)

Balance at December 31, 2001—restated	4,250,493	42,505	1,267,955	12,680	12,753,592	(1,078,428)	60,271	(58,440)	(15,169,267)	(3,497,358)

Purchase of treasury stock for cash							72,900	(104,207)		(104,207)
Treasury stock received in settlements of notes receivable, net of increase in allowance of $838,502						1,059,585	246,301	(221,083)		838,502
Payment of preferred stock dividend					(492,767)					(492,767)
Redemption of Series G preferred stock in exchange for notes receivable	(1,010,367)	(10,104)			(159,896)					(170,000)
Net loss									(5,672,103)	(5,672,103)

Balance at December 31, 2002	3,240,126	$32,401	1,267,955	$12,680	$12,100,929	$(18,843)	379,472	$(383,730)	$(20,841,370)	$(9,097,933)

The accompanying notes are an integral part of these consolidated financial statements.

AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2002	2001	2000
		(Restated)
Cash flows from (used in) operating activities:
Net loss	$(5,672,103)	$(8,630,254)	$(1,377,238)
Loss from discontinued operations	—	666,036	3,700,487
Loss on non pro-rata distribution of Primal Solutions, Inc.	—	6,114,255	—
Provision for bad debt expense—trade receivables	108,000	—	54,000
Provision for bad debt expense—related party notes receivable	1,300,000	1,627,589	—
Amortization of loan discounts	—	9,952	8,280
Deferred income taxes	1,090,690	(525,028)	(191,476)
Depreciation and amortization	979,397	869,184	598,506
Writeoff of property and equipment	329,476	—	—
Compensation in connection with exercise of options	—	—	848,288
Compensation and services paid in stock	—	51,308	158,750
Treasury stock received in settlement	—	—	(54,802)
Warrants issued in connection with services performed	—	—	239,819
Option buyback costs	—	88,378	—
Write off investment in affiliate	—	2,361,405	—
Investment asset surrendered in exchange for royalty obligation	30,100	—	—
Change in operating assets and liabilities:
Trade accounts receivable	48,182	(1,732,617)	(654,660)
Advance payment receivables	(1,527,705)	3,282	5,012,615
Other current assets	(546,801)	(23,693)	(3,048,212)
Deposits with LECs	399,953	(355,349)	12,000
Other receivables	671,450	(2,431,045)	—
LEC billing and collection fees payable	(86,835)	—	—
Trade accounts payable and accrued liabilities	(1,565,193)	1,693,328	495,230
Income taxes payable	(163,994)	(150,653)	58,874
Deposits and other payables related to customers	1,035,762	1,575,997	4,056,305
Other assets	383,223	(28,482)	15,830

Net cash provided by (used in) continuing operations	(3,186,398)	1,183,593	9,932,596
Net cash provided by (used in) discontinued operations	—	308,472	(3,813,087)

Net cash provided by (used in) operations	(3,186,398)	1,492,065	6,119,509

Cash flows from (used in) investing activities:
Purchase of property and equipment	(620,131)	(200,711)	(206,393)
Amounts loaned for notes receivable	(300,000)	(3,025,905)	(3,646,772)
Purchase of contracts	—	—	(7,500)
Purchase of OAN Services, Inc. net assets	—	(1,615,666)	—
Purchase of Qorus, Inc. net assets	—	(116,708)	—
Purchase of investments	—	(11,100)	(1,519,000)

Net cash used in investing activities	(920,131)	(4,970,090)	(5,379,665)

Cash flows from (used in) financing activities:
Redemption of preferred shares	—	(350,000)	—
Proceeds from line of credit	3,468,607	2,607,705	—
Net proceeds from notes payable	—	210,000	—
Purchase of options for cash	—	(215,000)	—
Cash paid for financing fees	(44,929)	(160,000)	—
Purchase of treasury stock	(104,207)	(9,484)	—
Purchase of treasury stock from related party	—	(1,207,617)	—
Payment on notes payable	—	(216,668)	—
Payment of preferred stock dividends	(492,767)	(486,905)	(284,892)
Issuance of shares of common and preferred stock for cash	—	1,995,000	520,867
Payment received on subscription notes receivable	—	13,308	—

Net cash provided by financing activities	2,826,704	2,180,339	235,975

Increase (decrease) in cash	(1,279,825)	(1,297,686)	975,819
Cash at beginning of year	5,422,202	6,719,888	5,744,069

Cash at end of year	$4,142,377	$5,422,202	6,719,888

Supplemental disclosures:
Interest paid	$499,001	$72,427	$138,508

Income taxes paid	$—	$560,066	$174,588

Schedule of non-cash financing and investing transactions:
Issuance of common stock for services	$—	$51,308	$68,750

Purchase price for Aelix paid with receivable	$—	$4,064,500	$—

Treasury stock received for notes payable	$—	$48,956	$—

Note issued for refinancing, purchase of stock and financing fees	$—	$680,681	$—

Redemption of preferred stock in connection with Primal Solutions, Inc. spin-off	$—	$418,000	$—

Receipt of preferred stock in exchange for notes receivable	$170,000	$—	$—

Release of HBS escrow shares—employment and earn-out agreements	$—	$—	$90,000

Issuance of notes receivable for common stock	$—	$—	$1,091,736

Treasury stock received in settlement of notes receivable	$221,083	$—	$—

Investment in PSI received in settlement of notes receivable	$93,172	$—	$—

Issuance of preferred stock in connection with Primal Systems, Inc. settlement and related anticipated spin-off	$—	$—	$3,575,000

The accompanying notes are an integral part of these consolidated financial statements.

AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General and Summary of Significant Accounting Principles

Business Activity

Avery Communications, Inc. (“Avery”), a Delaware corporation, provides services through its wholly owned operating subsidiaries, Hold Billing Services Company (“HBS”), ACI Billing Services, Inc. (“ACI”) and Aelix, Inc. (“Aelix”). Avery Communications, Inc. and its subsidiaries are collectively referred to as the “Company.” The Company has other wholly owned subsidiaries which do not conduct significant operations.

HBS and ACI provide billing and collection clearinghouse services to their telecommunications customers. Billing and collection services are performed by Local Exchange Carriers (“LECs”), which HBS and ACI administer pursuant to long-term contracts. The Company currently operates under contracts with all regional bell operating companies and various other independents. The contracts give the Company the capability of billing in 49 states and the District of Columbia.

Through ACI, Avery acquired selected assets of OAN Services, Inc. (“OAN”) effective August 3, 2001 in a purchase transaction, and its operations are included in the accompanying financial statements from August 3, 2001. OAN was a direct competitor to HBS.

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

Avery acquired Primal Solutions, Inc. (“PSI”) effective September 30, 1999 in a purchase transaction. On August 1, 2000, the board of directors approved the spin-off of PSI. The spin-off of PSI was effective on February 12, 2001 and the operations of PSI are included in the accompanying financial statements through that date. Accordingly, the operations of PSI have been reflected as discontinued operations in the accompanying financial statements for all periods presented. As further described in Note 3, the spin-off transaction was accounted for at fair value. Through PSI and its subsidiary, Primal Billing Solutions, the Company provided computer software programming, customization, program maintenance and product marketing for a variety of software languages and platforms.

Liquidity

Avery incurred a net loss of $5.7 million during 2002, which included a $1.3 million write-off of notes receivable from related parties and a $1.1 million write down of deferred tax assets. The Company used $3.2 million of cash in operating activities during the same period, and at December 31, 2002 has a stockholders’ deficit of $9.1 million. The Company is optimistic that it will achieve profitability in 2003, based largely upon cost reductions realized through a consolidation of operations and incremental income from newly introduced business services. Accordingly, the Company does not anticipate the need over the foreseeable future for additional financing or capital (excluding funding from the existing line of credit) to fund continuing operations.

Avery’s working capital position at December 31, 2002 was a negative $17.0 million, compared to a negative $13.1 million at December 31, 2001. The Company can operate with significant negative working capital because a significant portion of its current liabilities do not require payment in the near future. In particular, current liabilities at December 31, 2002 include approximately $6.6 million of deposits and other payables related to customers which are not typically refunded in the ordinary course of business. The customer deposits would be refundable over time, typically over 18 months, and only if the customer were to significantly reduce the volume of business done with the Company or terminate its relationship. Most of the Company’s customers have experienced lower call record volumes during 2002, and such volume reductions have reduced certain categories of deposits from customers. However, historically, Avery has not historically experienced any material loss of customers in its business in any one year.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided on the straight-line method over the assets’ estimated useful life of five to seven years. Depreciation and amortization of property and equipment from continuing operations for the years ended December 31, 2002, 2001 and 2000 was $979,397, $869,184 and $598,506, respectively. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. During the year ended December 31, 2002, the Company wrote off $329,476 of property and equipment in connection with the relocation of its former Texas operations to California.

Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets,” effective January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed of.” Both of these standards require that long-lived asserts and certain intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the net asset exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair valued less costs to sell.

Goodwill

Goodwill results from the difference between the purchase price paid and liabilities assumed by Avery over the estimated fair market value of assets of HBS and Aelix and subsequent increases to goodwill resulting from earn out payments for the HBS acquisition. Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“FAS No. 142”) requires that goodwill recorded on acquisitions completed prior to July 1, 2001 be amortized through December 31, 2001. Effective January 1, 2002, goodwill is no longer to be amortized in periodic equal pre-determined charges, but will instead be tested for impairment as set forth in the statement. The Company adopted this statement effective January 1, 2002. The net effect of not recording amortization of goodwill reduced the net loss by $160,000 ($0.15 per share, basic and diluted) during 2002. Goodwill amortization recorded during the year ended December 31, 2001 and 2000 totalled $244,704 and $251,856, respectively.

The Company has one segment which is comprised of two reporting units, the local exchange carrier billing unit and the intelligent message communications unit. At December 31, 2002, goodwill recorded on the Company’s financial statements includes $2.5 million within the local exchange carrier billing unit and $3.1 million within the intelligent message communications unit.

In accordance with the accounting rules contained in SFAS No. 142, the Company reviews goodwill periodically for impairment and when events and circumstances indicate that goodwill may be impaired. Impairment is measured as the amount by which the Company’s carrying value exceeds fair value. Should impairment be indicated, the impaired amount will be charged to expense.

Investments in Related Entities

Investments are recorded at the lower of cost or fair value. At December 31, 2002, investments consist of 1,970,000 shares of common stock of Primal Solutions, Inc. The shares were acquired by the Company during 2002 in connection with the surrender of such shares upon the cancellation of subscription notes receivable. The balance at December 31, 2001 consists primarily of shares of common stock of another related entity which was disposed of in 2002.

Purchased Contracts

Purchased contacts reflect value assigned to contracts with customers or suppliers of purchased businesses. Such values are capitalized and amortized straight-line over the contract life, generally three to five years. Amortization of such contracts for the years ended December 31, 2002, 2001 and 2000 was $64,267, $11,771 and $52,017, respectively.

Capitalized Financing Fees

Capitalized financing fees are amortized over the life of the related loans ranging from three to five years.

Allowance for Doubtful Accounts

The Company assesses collectibility of receivables on a customer-by-customer basis and establishes appropriate reserves as necessary. This evaluation process includes a review of the volume of call records, per customer, currently being processed by the Company.

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

Revenue Recognition

Continuing Operations:

Revenue and Cost Recognition, Billing Services, Intelligent Message Communications and Advance Funding Programs

Billing Services—The Company recognizes billing services revenue when its customers’ records are accepted by the LEC for billing and collection. Bills are generated by the LECs and the collected funds are remitted to the Company, which in turn remits these funds, net of fees and reserves, to its billing customers. These reserves represent cash withheld from customers to satisfy future obligations on behalf of the customer. The obligations consist of local exchange carrier billing fees, bad debts, and sales and excise taxes. The Company records trade accounts receivable and service revenue for fees charged for its billing services. When the Company collects the customers’ receivables from the LECs, the Company’s trade receivables are reduced by the amount corresponding to the Company’s processing fees. The remaining funds are recorded as amounts due to customers and included in Deposits and other payables related to customers in the accompanying balance sheets. The Company also retains a reserve from its customers’ settlement proceeds, calculated to cover amounts that the LECs are unable to collect, including LEC billing fees and sales taxes, and are included in Deposits and other payables related to customers in the accompanying balance sheets.

Advance Funding Programs—The Company offers participation in advance funding to qualifying customers through its advance payment program. Under the terms of the agreements, the Company purchases the customer’s accounts receivable for an amount equal to the face amount of the billing records submitted to the LEC by the Company, less various items including costs and expenses on previous billing records, financing fees, LEC charges, rejects and other similar items. The Company advances 50% to 75% of the purchased amount. The purchased accounts receivable are recorded at the net amount advanced to customers (as Advance payment receivables). Financing charges are assessed until the Company recoups its initial payment. The Company records a 1% initial non-refundable fee as income when funds are advanced to the customer. The Company also records interest income, typically at four percentage points over prime on outstanding advances. There are no substantial costs incurred in factoring a customer’s receivables, and all costs associated with the receivable are recognized as incurred. The receivables are typically repaid in 60 days. The Company believes that three factors reduce the potential exposure to credit losses. First, the Company advances funds against customer receivables at a level which is usually less than 90% of the expected recovery from the billing LEC. Second, payments from a diversified group of telephone end-users are being passed through a LEC, which has historically been an A+ credit risk. Thirdly, the LECs pay the Company directly, so that the Company can deduct any amounts owed it before remitting funds to the customer. In addition, the Company typically withholds a portion of payments received from LECs before remitting the balance due to its customers which minimizes the Company’s exposure to subsequent charges from LECs (see Note 8).

Intelligent Message Communications—The Company recognizes revenue for its intelligent message communications business as services are rendered.

Discontinued Operations:

Software Licenses, Services and Post-Contract Customer Support—Revenues from sales of software licenses, which generally do not contain multiple elements, are recognized upon shipment of the related product if the requirements of AICPA Statement of Position 97-2, as amended, are met. If the requirements of AICPA Statement of Position 97-2, including evidence of an arrangement, client acceptance, a fixed or determinable fee, collectibility or vendor-specific objective evidence about the value of an element are not met at the date of shipment, revenue recognition is deferred until such items are known or resolved. Revenues from service and post-contract customer support is deferred and recognized ratably over the term of the contract.

Software Programming and Customization Services—Revenues are recognized as services are performed under the agreements.

Interest Income

Interest income from advances on receivables is recognized as earned.

Stock Based Compensation

The Company accounts for its stock-based employee compensation plan using the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations. As such, compensation expense is recorded on the date of grant to the extent the current market price of the underlying stock exceeds the exercise price. The Company recorded no compensation expense in 2002 or 2001. If the Company determined compensation based on the fair value at the grant date for the stock options under SFAS No. 123, “Accounting for Stock Based Compensation” (“FAS No. 123”) as amended by SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123,” (“FAS No. 148”) net loss per share would have been increased as indicated below:

	YEAR ENDED DECEMBER 31, 2002	YEAR ENDED DECEMBER 31, 2001	YEAR ENDED DECEMBER 31, 2000
Net loss attributable to common stockholders, as reported	$(6,164,870)	$(4,628,782)	$(1,661,021)
Add: Stock based employee compensation expense (credit) included in reported net loss	—	—	848,288
Deduct: Stock based employee compensation expense determined under fair value based method	—	(112,709)	(1,175,824)

Pro forma net loss attributable to common stockholders	$(6,164,870)	$(4,741,491)	$(1,988,557)

Net loss per share —
Basic as reported	$(5.66)	$(3.63)	$(1.44)

Diluted as reported	$(5.66)	$(3.63)	$(0.72)

Pro forma—Basic	$(5.66)	$(3.72)	$(1.72)

Pro forma—Diluted	$(5.66)	$(3.72)	$(0.97)

Compensation cost is reflected over the options’ vesting period of 1 to 4 years.

The Company accounts for common stock issued to non-employees using FAS No. 123, FAS No. 148 and the provisions of Emerging Issues Task Force No. 96-18 (“EITF 96-18”), Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services.” All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is a more reliable measurement. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counter party’s performance is complete or the date on which it is probable that performance will occur.

Net Income (Loss) Per Common Share

        Net income (loss) per common share is computed by dividing the net income (loss), decreased or increased, as appropriate, by preferred stock dividends earned of $492,767, $453,715 and $283,783 for the years ended December 31, 2002, 2001 and 2000, respectively, by the weighted average number of shares of common stock outstanding during the respective periods. The effect of the preferred stock dividend on the net loss per common share was $0.45, $0.36 and $0.24 per weighted average common share outstanding for the years ended December 31, 2002, 2001 and 2000, respectively. Additionally, during the year ended December 31, 2001, the net loss was reduced by $4,455,187 which is the difference between the carrying value of series G preferred shares over the fair value of the PSI common stock for which it was exchanged. The effect of this transaction decreased annual net loss per share by $1.30 per weighted average common share. During the years ended December 31, 2002 and 2001, the effect of outstanding warrants and options and convertible securities on the computation of net loss per share was anti-dilutive and, therefore, was not included in the computation of diluted weighted average shares. Total warrants, options and convertible preferred stock that are potentially dilutive total 869,713 equivalent shares at December 31, 2002.

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

Comprehensive Loss

Comprehensive loss includes net loss and other comprehensive loss which is generally comprised of changes in the fair value of available-for-sale marketable securities, foreign currency translation adjustments and adjustments to recognize additional minimum pension liabilities. For all periods presented, comprehensive loss and net loss are the same amount.

Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires that public companies report operating segments based upon how management allocates resources and assesses performance. Based upon the criteria outlined in SFAS No. 131, the Company is comprised of one reportable segment. As further described in Note 2 the Company acquired the Aelix business in November 2001. During the year ended December 31, 2001 this business was identified as a segment separate from the LEC billing and collection business. Revenues and segment loss totaled $68,553 and $75,701, during the period from acquisition through December 31, 2001. Total assets of the previously reported segment totalled $4,400,162. Management believes that the presentation of one business segment more appropriately reflects the complementary nature of the two businesses and their substantial sharing of resources.

Recently Issued Accounting Principles

Statement of Financial Accounting Standards No. 144. Effective January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for impairment or disposal of long-lived assets and supersedes SFAS No. 121. The adoption of this standard had no impact on the Company’s financial condition, cash flows or results of operations.

Statement of Financial Accounting Standards No. 148. In December 2002, FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” This statement amends methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for fiscal years ending after December 15, 2002. The Company has adopted the disclosure requirements of SFAS No. 148, and the adoption of this standard has no material effect on its financial condition, cash flows or results of operations.

Fair Value of Financial Instruments

The recorded amounts of financial assets and liabilities at December 31, 2002 and 2001 approximate fair value based on the Company’s current borrowing rate or due to the relatively short period of time between origination of the instruments and their expected realization.

2. Acquisitions

The OAN Acquisition

On August 3, 2001, the Company, through its wholly owned subsidiary, ACI Billing Services, Inc. (“ACI”), completed the acquisition of certain assets from OAN Services, Inc. (“OAN”). The Company completed the acquisition to increase the volume of call records processed, which is expected to increase revenue and profitability. The results of operations of the acquired business are included in the Company’s results of operations from the date of the acquisition. OAN is located in Northridge, California and was a competitor to the Company’s local exchange carrier billing clearinghouse business, HBS. The net assets purchased and liabilities assumed as of August 3, 2001 are as follows:

Assets
LEC billing and collection fee receivable	$1,343,124
Fixed assets	3,401,388

Total assets	$4,744,512

Liabilities
Accrued LEC billing and collection fees	$2,111,567
Customer bad debt reserves	3,697,938
Customer termination reserves	579,500
Customer cure liability payable directly to customers	1,893,722

Total liabilities	$8,282,727

The Company paid $1,615,666 including acquisition costs of $507,000 for the purchased assets and liabilities assumed. The acquisition of the business was accounted for using the purchase method of accounting with revenues and expenses of the business being included in the Company’s operations from the acquisition date.

The purchase contract additionally provides for the acquisition of up to $7.2 million of deposits held by the LECs. The Company plans to consummate the purchase of these deposits for cash when the LECs determine the amounts which can be conveyed to the Company. As of December 31, 2002, the Company had not acquired any deposits because the LECs have not yet determined the amount which can be conveyed to the Company.

At December 31, 2002 and December 31, 2001 the Company has recorded a receivable from OAN in the amount of $5.5 million and $5.4 million, respectively, which is the excess of consideration paid over the actual assets and liabilities transferred to it at the respective dates. The receivable from OAN arose because ACI paid for the acquisition of deposits held by LECs as described above, but these deposits have not yet been conveyed to the Company under the terms of the purchase contract, and because of adjustments to the purchase price of $3.7 million.

At the time of ACI’s purchase of the net assets of OAN, OAN had indicated that the net bad debt reserve held against customers (a liability which was assumed by ACI) was $0.7 million. This amount represents a liability for funds withheld from customers to cover bad debt charges for processed call records. During the third quarter of 2002, the Company determined, with OAN’s cooperation, that the amount withheld from customers to cover future obligations of the customers as of the closing date of the purchase was actually $3.7 million. The Company additionally adjusted post-acquisition bad debt reserves of the acquired business for other transactions statements. Accordingly, the Company increased its reserves and reduced the purchase price payable (or increased the receivable from) to OAN.

The customer cure liability represents estimated amounts payable to customers acquired by the Company in connection with ACI’s purchase of the business assets of OAN. Customers of OAN were promised future payments if they would continue as customers of ACI. The recorded liability is based on the estimated volume of records which the Company expects to process on behalf of each continuing customer. The Company has reflected a portion of this liability as short-term and long-term based on projected volumes in future periods.

Unaudited pro-forma financial information for the years ended December 31, 2001 and 2000, as though the OAN acquisition had occurred on January 1, 2000 is as follows:

	2001	2000
Revenues	$59,014,953	$80,377,238

Net income (loss) from continuing operations	$(3,150,996)	$1,522,135

Net income (loss) per share from continuing operations:
Basic	$(2.83)	$1.07

Diluted	$(2.83)	$0.65

The Aelix Acquisition

On November 20, 2001, the Company completed its acquisition of substantially all of the assets of Aelix, an entity 100% owned by Qorus.com Inc. (“Qorus”). The aggregate purchase price of the assets was approximately $4.2 million. The $4.2 million consideration includes $4,064,000 of advances previously made to Aelix. The net assets acquired were as follows:

Assets
Accounts receivable-trade	$ 84,301
Deposits	68,383
Fixed Assets and software acquired	1,127,773
Goodwill	2,968,839

Total assets	4,249,296

Liabilities
Accrued expenses	68,088

Total purchase price including acquisition costs	$4,181,208

Management of Avery perceived attractive economic potential from the Aelix business. Additionally, the business is expected to provide leverage and support for Avery’s information technology infrastructure. Financial projections support the expectation that Aelix has the ability to generate substantial positive cash flows over time. When the Aelix business was acquired, it was a development stage enterprise and had minimal tangible assets. The purchase price was largely based on the expected future cash flow of the business and accordingly was in excess of the value of tangible assets acquired.

The Company has allocated $900,000 of value to the acquired software.

The Company expects the entire amount of goodwill to be deductible for federal income tax purposes.

Unaudited pro forma financial information for the year ended December 31, 2001 and 2000, as though the Aelix acquisition had occurred on January 1, 2000 is as follows:

	2001	2000
Revenues	$42,413,008	$36,673,755

Net loss from continuing operations	$6,098,682	$4,898,976

Net loss per share from continuing operations:
Basic	$5.14	$4.46

Diluted	$5.14	$2.53

3. Discontinued Operations

On August 1, 2000, the Board of Directors of Avery approved the distribution of 100% of the common stock of its wholly owned subsidiary, Primal Solutions, Inc. (PSI), to Avery’s security holders.

Under the terms of the distribution agreement with PSI, on February 12, 2001, each common shareholder of the Company received one share of Primal common stock for each share of the Company’s common stock held on that date. In addition, owners of shares of Avery’s Series A, B, C, D or E convertible preferred stock and convertible note received one share of Primal common stock in an amount equal to the “if converted” equivalent number of shares of Avery’s common stock.

The exercise and conversion prices of outstanding stock warrants, options and convertible securities were adjusted to reflect the distribution. The value of the PSI stock distributed was determined through an independent valuation of the PSI business. The distribution was a taxable transaction for federal income tax purposes.

The Company accounted for the distribution of PSI at fair value as the distribution was not considered to be pro rata. Accordingly, the Company recorded a charge to operations of $6.2 million representing the difference between the Company’s value of PSI’s net assets of approximately $7.5 million and the estimated fair value of such assets of approximately $1.3 million, Approximately $0.9 million was recorded as a distribution of PSI stock and $0.4 million (representing 32% of PSI’s net assets’ fair value) was recorded as a redemption of the Series G preferred stock. See Note 16.

The financial information contained in these financial statements present PSI as a discontinued operation because of the distribution.

At February 12, 2001, the net current assets (liabilities) and net long-term assets of PSI were as follows:

February 12, 2001
Current assets
Cash	$847,307
Trade accounts receivable	1,971,067
Other current assets	217,799

Total current assets	3,036,173

Current liabilities
Current portion of capital lease obligations	187,615
Current portion of notes payable	448,669
Trade accounts payable	221,321
Accrued liabilities	962,801
Deferred revenue	1,223,338

Total current liabilities	3,043,744

Net current assets of discontinued operations	$(7,571)

Property and equipment
Computer equipment and software	$2,264,531
Furniture and fixtures	115,943
Accumulated depreciation and amortization	(651,711)

Total property and equipment	1,728,763

Other assets and long-term liabilities
Goodwill, net	7,062,004
Capital lease obligations	(75,555)
Notes payable	(1,277,513)
Other, net	56,528

Total other assets, net	5,765,464

Net long-term assets of discontinued operations	$7,494,227

The operating results of PSI for the year ended December 31, 2000 and for the period from January 1, 2001 to February 12, 2001 (the date of the distribution) are as follows:

	Period from January 1, 2001 to February 12, 2001	Year Ended December 31, 2000
Operating revenues	$825,417	$9,515,805
Cost of revenues	(598,792)	(4,941,567)

Gross profit	226,625	4,574,238
Selling, general and administrative expenses	(1,221,729)	(9,509,826)

Loss from operations	(995,104)	4,935,588
Other Expense	(15,932)	(194,869)

Loss before income tax provision	(1,011,036)	5,130,457
Income tax benefit	345,000	1,429,970

Net loss	$(666,036)	$(3,700,487

4. Investments in related entities

During 2002 after the distribution of PSI, Avery acquired 1,970,000 shares of common stock (recorded at $93,172) which was surrendered by various borrowers in 2002 upon the maturity of non-recourse notes issued to the Company.

During 2001 and 2000, the Company invested $1,955,000 ($1,500,000 in 2001 and $495,000 in 2000) in 1,955,000 preferred shares and $4,905 (in 2001) in 490,500 shares of common stock of a company for which Avery’s Chief Executive Officer was also the controlling shareholder and Chief Executive Officer. During 2001, the investment was written off as worthless when the entity ceased operations.

During 2001 and 2000, the Company also invested $30,100 to acquire 3,010,000 common shares in Qorus. Avery’s Chief Executive Officer is the controlling stockholder, chief executive officer and a director of Qorus (also see Note 5). In connection with the purchase of assets from Qorus in November 2001, the Company agreed to pay to Qorus an amount equal to five percent

(5%) of the net after-tax income, if any, generated by the acquired intelligent message communications service business for a period of five years following the closing date. Pursuant to an agreement among the parties entered into in March 2002, the parties agreed to eliminate this royalty obligation in exchange for a cash payment in the amount of $100,000, the return of all common shares of Qorus held by Avery or its subsidiaries which at December 31, 2001 is stated in the Company’s financial statements at $30,100, and the cancellation of all unexercised options to purchase common shares of Qorus held by Avery or its subsidiaries. The Company recorded an expense of $130,100 in connection with this transaction,

5. Notes Receivable due from Related Parties

During prior years, the Company advanced $400,000 to an employee. This non-recourse loan was due December 9, 2001, bore interest at 9% payable monthly, and was secured by Avery and PSI common stock. The Company fully reserved this amount as uncollectible in 2001, based on the excess of the non-recourse loan amount over the collateral value. The non-recourse note was retired in 2002 through the surrender of the collateral underlying the obligation.

During 2001, the Company also loaned $183,272 to employees to fund taxes due on the exercise of certain options. These non-recourse loans bore interest at 6.6%, were due in October 2002 and were secured by Avery and PSI stock. The Company fully reserved this amount as uncollectible in 2001, based on the excess of the non-recourse loan amount over the collateral value. The loans were retired during 2002 through the surrender of the collateral underlying the obligation.

During 2001, the Company also loaned $361,500 to an entity (related to its Chief Executive Officer) in which it owns 1,995,000 preferred shares (see Note 4). This amount was written off as worthless during 2001 when the entity ceased operations.

During 2001, the Company also loaned $2,164,000 to Qorus and one of its 100% owned subsidiaries. These notes comprised a portion of the consideration paid in connection with Avery’s purchase of net assets from Aelix. The notes bore interest with rates varying from 10% to 12%. Avery purchased substantially all of the assets of Qorus in November 2001 (see Note 4).

In connection with the distribution of PSI, the Company advanced certain former PSI stockholders $1,563,500 on July 31, 2000 in exchange for promissory notes. The notes are non-recourse, bear interest at 6.6% per annum and were originally due on July 31, 2002. During the third quarter of 2001, the Company established a reserve of $810,000 against those notes receivable, due to the excess of the amount due over the collateral. In January 2002, notes with a face value of $878,500 were assigned to an unrelated party, and the maturity date of such assigned notes was extended to July 31, 2006. During the second quarter of 2002, the Company added $400,000 to the reserve based upon a further decline in the collateral. On July 31, 2002, notes with a face value of $685,000 (and a net carrying value of $170,000) were cancelled in exchange for surrender of the related collateral of 1,010,367 shares of the Company’s non-dividend bearing Series G preferred stock. At December 31, 2002, the $878,500 of outstanding loans (with a net carrying value of $182,700) were secured by 1,140,126 shares of the Company’s non-dividend bearing Series G preferred stock (which are convertible into 159,076 shares of the Company’s common stock).

6. Lines of Credit

In December 2001, the Company negotiated an advanced funding program facility and a working capital facility with a financial institution in the amounts of $3,000,000 and $6,000,000, respectively. Interest is payable monthly at the prime rate plus 3% (7.25% at December 31, 2002). The facilities mature in due in December 2004. At December 31, 2002 and 2001, respectively, there was $6.1 million and $2.6 million total outstanding under the advanced funding and working capital facilities. These facilities are secured by substantially all the assets of HBS and ACI. Both agreements contain certain covenants that require the Company to maintain certain financial ratios related to cash collections and working capital as defined in the agreement, limit certain payments and transfers to affiliates and limit additional indebtedness. During 2002, the Company violated the provisions of two of the restrictive covenants. The lender waived such non-compliance. The Chief Executive Officer and a major stockholder guarantee both facilities.

7. Notes Payable

At December 31, 2002 and 2001, the Company has an unsecured note payable for $680,681 owed to Waterside Capital. The note bears interest at 8%. Interest is payable quarterly. The principal is due on December 31, 2006 (see Note 11).

8. Concentration of Credit Risk and Significant Customers

During 2002, one customer generated 24% of total revenue and another provided 10%. During 2001, one customer generated 47% of total revenue. During 2000, one customer generated 48% of total revenue and another provided 23%.

At December 31, 2002, five customers represented approximately 50% of trade receivables and two customers represented 67% of outstanding advanced payment receivables. At December 31, 2001, eight customers comprised approximately 58% of trade receivables and six customers accounted for approximately 92% of outstanding advanced payment receivables. Credit risk with respect to trade accounts receivable generated through billing services is limited as the Company collects its fees through receipt of all its customers’ cash directly from LECs. The credit risk with respect to the purchase of accounts receivable is reduced as the Company only advances 50% to 75% of the gross accounts receivable purchased. Management evaluates accounts receivable balances on an on-going basis and provides allowances as necessary for amounts estimated to eventually become uncollectible. In the event of complete non-performance of accounts receivable, the maximum exposure to the Company is the recorded amount shown on the balance sheet.

Under its billing contracts with the LECs, the Company is obligated to pay refunds due from its customers to the LECs if they are assessed. Accordingly, to the extent that the Company is unable to recover refunds from its customers and to the extent that it is holding insufficient reserves of its customers to cover these refunds, the Company will be financially responsible for these refunds.

The Company is at risk to the extent that cash held at banks exceeds the Federal Deposit Insurance Corporation insured amounts. Cash in excess of these limits amounted to approximately $3.6 million and $3.7 million at December 31, 2002 and 2001, respectively. The Company minimizes this risk by placing its cash with high credit quality financial institutions.

9. Preferred Stock and Reverse Split of Common Stock

The Company had seven series of preferred stock outstanding as of December 31, 2002 and 2001, Series A, B, C, D, G, H and I.

The preferred stock Series A, B, C and D contain a conditional mandatory redemption feature and at December 31, 2001 and 2000 are classified as redeemable preferred stock in the accompanying Balance Sheet. Beginning in 1998 and continuing from year to year thereafter, once audited stockholders’ equity increased by $7,000,000, as compared to the December 31, 1996 stockholders’ equity balance of $1,295,437, the Company would redeem the outstanding shares in each series on or before the first September 30 following that audited balance sheet date. Each series has a liquidation preference of $1.00 per share together with all unpaid dividends. Each series also includes a conversion feature. This feature provides for the preferred stockholder to convert their shares into common stock (after giving effect to the 1 for 8 stock split and the PSI distribution) at a revised conversion price as follows: Series A and C $12.00 per share, Series B and E $4.80 per share, and Series D $9.60 per share. The preferred stock Series D contains additional mandatory redemption provisions that are triggered upon the sale of HBS. Series A, B, C and D preferred stock are automatically convertible at the earlier of 1) a vote of 2/3 of the shares of the respective series outstanding, or 2) the closing of an initial public offering of at least $40 per share and at least $7,000,000 in aggregate proceeds.

The preferred stock Series G is participating and convertible. The participating feature entitles the holders to participate, on an “if converted” basis, in any and all dividends paid with respect to the common stock. The Series G conversion price is $7.17. The Series G preferred stock has a liquidation preference of $0.01 per share. The holders of the Series G preferred stock are entitled to one vote for each share of the Company’s common stock into which such holders’ shares of the Series G preferred stock are convertible.

The preferred stock series H and I are convertible and voting. The conversion price of both the Series H and I is $8.00. The voting feature entitles each holder to 0.125 vote per share.

Each share has a liquidation preference of $1.00 per share together with all unpaid dividends. Holders of Series H also have the right to elect one member to the Board of Directors of the Company

Dividends are payable, as and if declared by the Board of Directors, at an annual rate of $0.10 per share (Series A and D) and $0.12 per share (Series B, C, H and I), all payable quarterly. There is no dividend for Series G.

The Company completed a 1 for 8 reverse stock split to stockholders of record on November 27, 2001. Accordingly, all 2001 and 2000 per share amounts and the weighted average number of shares outstanding during 2001 have been adjusted on a retroactive basis to reflect the split.

10. Income Taxes.

Income taxes for the years ended December 31, 2002, 2001 and 2000 consists of the following:

	2002	2001	2000
Federal
Current	$(512,481)	$735,226	$1,190,447
Deferred	1,090,690	(455,881)	(130,292)

Total	578,209	279,345	1,060,155

State
Current	51,500	6,747	314,547
Deferred	—	(69,147)	(61,184)

Total		(62,400)	253,363

Income tax expense	$629,709	$216,945	$1,313,518

A reconciliation of the federal income tax provision (benefit) based on the U.S. Corporate income tax rate of 34% for the years ended December 31, 2002, 2001 and 2000 is as follows:

	2002	2001	2000
Income tax provision (benefit) at statutory rate	$(1,714,414)	$(555,226)	$1,236,500
Net operation loss utilized			(57,460)
Other	45,511	(70,429)	—
Change in valuation allowance	2,233,110	—	(199,195)
State income taxes	51,500	(62,400)	167,220
Adjustments to prior year taxes	(408,953)	(205,000)	(218,736)
Discontinued operations	—	345,000	—
Items permanently not deductible for Federal tax purposes	422,955	765,000	385,189

Income tax expense	$629,709	$216,945	$1,313,518

Deferred tax assets and liabilities at December 31, 2002 and 2001 are as follows:

	2002	2001
Current deferred tax asset	$123,596	$1,090,690

Long-term deferred tax asset	2,162,062	—
Long-term deferred tax liability	(52,548)	—

Net long-term asset	2,109,514	—
Less valuation allowance	(2,233,110)	—

Net deferred tax asset	$—	$1,090,690

The deferred tax assets and liabilities at December 31, 2002 and 2001 was comprised of the following:

	2002	2001
Provision for doubtful accounts, notes receivable and other	$491,793	$919,538
Accrued bonus and vacation	13,722	185,185
Net operating losses	1,780,143	—
Depreciation and amortization	(52,548)	—
Other, net	—	(14,033)

Total	2,233,110	1,090,690

Less valuation allowance	(2,233,110)	—

Total	$—	$1,090,690

The Company assesses realizability of deferred tax assets based upon the likelihood of earning taxable income in future periods. A majority of the Company’s deferred tax assets relate to items deducted for financial reporting purposes currently but deductible for tax reporting purposes in future periods. At December 31, 2002, based on the uncertainty of generating future taxable income, the Company has recorded a valuation allowance for all of its net deferred tax asset. The Company has a net operating loss totaling approximately $5 million at December 31, 2002 which expire in 2022, if not utilized.

11. Related Party Transactions

In December 1997, the Company entered into a five-year $350,000 note payable with a company for which its Chief Executive Officer is also a member of the board. The note bore interest at 12%, was convertible to common stock and contained warrants for 175,000 shares of common stock at an exercise price of $1.50 per share. The outstanding note balance at December 31, 2000 was $333,475 and the note was exchanged on December 21, 2001, along with other consideration, for a new $680,681 note. The new note is a five-year $680,681 note payable with a company for which its Chief Executive Officer is also a member of Avery’s board. The note bears interest at 8% and is unsecured. The outstanding note balance at December 31, 2002 and 2001 is $680,681. The note was issued in exchange for the $350,000 note issued in 1997, 54,396 shares of Avery common stock and cancellation of warrants to purchase 5,000 shares of Avery common stock. The estimated amount paid in excess of the fair value of the shares and warrants of $288,299 was capitalized as financing fees.

During December 1998, the Company advanced $400,000 to an HBS employee at 9% interest. During 2001, the Company reserved 100% of the receivable due from the former employee as uncollectible, based on the excess of the amount due under the non-recourse loan over the collateral value.

In October 2000, the Company authorized the exercise of all outstanding options and warrants at $0.50 per underlying share. At the same time, the Company offered to finance the exercise of the options and certain warrants with notes receivable, due in 2002 at 6.6% per annum. As a result of that offer, 764,754 shares of the Company stock were acquired for cash of $387,000 and 1,674,041 shares were acquired by loans from the Company totaling $1,092,000 (which includes $685,118 to officers and directors). The subscriptions receivable amount is presented as a contra to equity in the accompanying financial statements. At December 31, 2002 and 2001, the subscription notes receivable carrying values, net of valuation reserves, net of allowances were $18,843 and $1,078,428, respectively.

The Company invested $1,995,000 to purchase 1,995,000 preferred shares and $4,905 to purchase 490,500 shares of common stock of a company for which Avery’s Chief Executive Officer is also the controlling shareholder and Chief Executive Officer. During 2001, the investment was written off as worthless after the entity ceased operations.

The Company also invested $30,100 to acquire 3,010,000 common shares in Qorus, an entity in which Avery’s Chief Executive Officer is the controlling stockholder, chief executive officer and director. The Company also advanced $4,064,000 to Qorus and Aelix, a wholly owned subsidiary of Qorus. These notes were used as consideration in connection with Avery’s purchase of net assets from Aelix. In connection with our purchase of assets from Qorus in November 2001 (which resulted in the formation of our Aelix business), the Company agreed to pay Qorus an amount equal to five percent (5%) of the net after-tax income, if any, generated by the acquired intelligent message communications service business for a period of five years following the closing date. Pursuant to an agreement among the parties entered into in March 2002, Qorus agreed to eliminate this royalty obligation in exchange for the Company’s (i) cash payment in the amount of $100,000, (ii) return of all 3,010,000 common shares of Qorus held by the Company; and (iii) agreement to cancel all unexercised options to purchase 1,066,500 common shares of Qorus at a price of $0.01 per share. During the first quarter of 2002, the Company recorded an expense of $130,100 in connection with this transaction.

On January 3, 2002, the Company advanced the sum of $200,000 to Norlenton Investments, a shareholder of the Company, in exchange for an uncollateralized recourse promissory note. The balance due under the note totalled $200,000 at December 31, 2002. The note bore interest at 6% and called for the repayment of all principal and interest on January 3, 2003. On January 3, 2003, the note was exchanged for a new 6% note totaling $212,000 which matures on January 3, 2005. The note is secured by 38,881 shares of common stock in the Company.

In October 2000, in order to permit its employees to participate in the PSI distribution, the Board of Directors of the Company authorized the Company to accelerate all its outstanding options and to loan its employees, on a secured but non-recourse basis, the amount required to exercise such options, plus an additional amount to offset the tax consequences of such exercises. The loans, which were classified as stock subscriptions receivable, were secured by the stock acquired by the employees upon exercise of their options. At December 31, 2001, the aggregate of subscription notes receivable was $1,078,428. During the second quarter of 2002, the Company established an $800,000 reserve against the subscription notes receivable, based on the excess of the amount owed over the fair market value of the underlying stock. During 2002 the Company received 246,301 shares into treasury in cancellation of substantially all those notes receivable.

In connection with the distribution of PSI, the Company advanced certain former PSI stockholders $1,563,500 on July 31, 2000 in exchange for promissory notes. The notes are non-recourse, bear interest at 6.6% per annum and were originally due on July 31, 2002. During the third quarter of 2001, the Company established a reserve of $810,000 against those notes receivable, due to the excess of the amount due over the stock value. In January 2002, notes with a face value of $878,500 were assigned to an unrelated party, and the maturity date of such assigned notes was extended to July 31, 2006. During the second quarter of 2002, the Company added $400,000 to the reserve based upon a further decline in the stock value. On July 31, 2002, notes with a face value of $685,000 (and a net carrying value of $170,000) were cancelled in exchange for surrender of the related collateral of 1,010,367 shares of the Company’s non-dividend bearing Series G preferred stock. At December 31, 2002, the $878,500 of outstanding loans (with a net carrying value of $182,700) are secured by 1,140,126 shares of the Company’s non-dividend bearing Series G preferred stock (which are convertible into 159,076 shares of the Company’s common stock).

Effective September 4, 2001, Phipps & Company, LLC entered into a consulting agreement with Avery. Norman M. Phipps, a director of Avery, is the sole member of Phipps & Company, LLC Under this consulting agreement, Phipps & Company, LLC serves as an independent contractor. The consulting agreement expired on December 31, 2002, but has been extended on a month-to-month basis. Phipps & Company, LLC receives $20,000 per month during the term of the agreement. In addition, Avery will pay Phipps & Company, LLC an additional, non-accountable expense allowance of $1,000 per month to defray costs of office equipment, rent, secretarial services and other similar expenses. Avery will reimburse Phipps & Company, LLC for all out-of-pocket expenses reasonably incurred by Phipps & Company, LLC, its members, employees, agents and representatives in connection with consulting services, rendered pursuant to the consulting agreement. During 2002, Avery paid Phipps & Company an aggregate of $252,000 pursuant to this consulting agreement.

Effective May 1, 2001, Robert T. Isham, Jr., a director of Avery, entered into a consulting agreement with Avery. Under this consulting agreement, Mr. Isham serves as an independent contractor. The consulting agreement is renewed monthly and may be terminated by either party upon 10 days written notice. Mr. Isham receives $20,000 per month during the term of the agreement. In addition, Avery will reimburse Mr. Isham for all out-of-pocket expenses reasonably incurred by Mr. Isham in connection with consulting services rendered pursuant to the consulting agreement. During 2002, Avery paid Mr. Isham an aggregate of $240,000 pursuant to this consulting agreement.

12. Stock Options and Warrants

In November 2001, the Company approved a 1 for 8 reverse stock split which became effective December 13, 2001. For the purposes of the financial statements, all outstanding options at January 1, 2001 and all options transactions during 2001 have been re-computed and re-priced in accordance with the reverse stock split.

Effective September 17, 1999, the Board of Directors approved a qualified employee stock option plan for the Company (the “Plan”). Under the Plan, the Company may grant options for up to 1.5 million shares of common stock. The exercise price of each option may not be less than the fair market value of common stock at the date of grant, without approval of the Board of Directors. Options are exercisable according to the terms set out in the option agreement, not to exceed 10 years. At both December 31, 2002 and 2001, there were a total of 4,664 options outstanding under the Plan.

In addition, the Company has issued stock options outside of the Plan to employees, directors and others as compensation for services provided to the Company as well as options that are non-compensatory in nature. The Company did not issue any options to any party in 2002. During 2001, the Company issued 158,750 options as compensation to employees and directors. All options issued during 2001 were issued with exercise prices equal to or greater than market value.

A summary of changes in the Company’s compensatory and non-compensatory options follows:

	Compensatory		Non Compensatory		Combined Options
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at 01/01/00	3,242,777		1,055,150		4,297,927
Granted	665,500	$1.81	29,167	$1.50	694,667
Purchase of option
Exercised	(1,770995)	$1.48	(821,008)	$1.26	(2,591,963)
Forfeited	(369,332)	$1.56	(50,000)		(419,332)

Outstanding at 01/01/01	1,767,990		213,309		1,981,299
Restated for reverse stock split	221,009		26,669		247,678
Granted	158,750	$0.71	5,105	$12.00	163,855
Purchase of option			(5,105)	$12.00	(5,105)
Exercised					—
Forfeited	(167,595)	$15.48	(16,325)	$12.00	(183,920)

Outstanding at 12/31/01	212,164		10,344		222,508
Granted
Purchase of option
Exercised
Forfeited	(37,500)	$12.21	(10,344)	$12.00	(47,844)

Outstanding at 12/31/02	174,664	$1.85	—		174,664

The following table summarizes information about compensatory and non-compensatory options outstanding at December 31, 2002:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$0.71	158,750	8.98 years	$ 0.71	158,750	$0.71
$12–$20	15,914	2.5 years	$14.56	15,914	14.56

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no grants in 2002. The following assumptions were used for grants in 2001; dividend yield at 0%, expected volatility at 176% risk free interest rate of 5.5%, and an expected life of 10 years. The following assumptions were used for grants in 2000: dividend yield of 0%, expected volatility of 119%, risk free interest rate if 6.5%, and an expected life of 1-5 years.

The weighted average fair value per share of compensatory options using the Black-Scholes pricing model issued during 2001 and 2000 was $0.71 and $0.58, respectively.

13. 401(k) Plan

The Company has 401(k) Plans (“Plans”) which cover substantially all of Avery’s employees. The Plans provide for certain matching contributions by Avery. During 2002, 2001 and 2000, $69,347, $18,939 and $28,582, respectively was contributed to the Plans for the benefit of the Company’s employees.

14. Commitments and Contingencies

The Company has entered into various non-cancelable operating leases related to office space and equipment. At December 31, 2002, future minimum lease payments required under the operating leases are as follows:

Year ended December 31,
2003	$426,211
2004	432,212
2005	265,533
2006	72,666
2007 and thereafter	176,928

Total minimum lease payments	$1,373,550

Rent expense for the years ended December 31, 2002, 2001 and 2000 amounted to $622,472, $329,855 and $108,462, respectively.

The Company is obligated to pay minimum usage charges over the lifetime of most LEC billing contracts. Each contract has a minimum usage amount that relates to its customers’ sales volume to be processed through the LEC. The Company does not expect to incur any losses with respect to these minimum usage requirements. The remaining minimum usage for significant contracts at December 31, 2002 is as follows:

	Amount	Expires
Contract 1	$1,440,000	March 31, 2005
Contract 2	450,000	August 31, 2005
Contract 3	390,000	February 28, 2003
Contract 4	288,000	May 11, 2003
Contract 5	200,000	September 23, 2003
Contract 6	144,000	February 23, 2003
Contract 7	144,000	November 9, 2003
Contract 8	132,000	March 31, 2003
Contract 9	132,000	March 31, 2003
Others	1,384,000	2003 – 2005

	$4,704,000

The Company’s guarantee of PSI’s note payable (see note 3), which had an unpaid balance of $1,722,418 as of December 31, 2002, was unaffected by the Company’s distribution of Primal’s common stock to its security holders. The Company continues to guarantee this debt.

The Company files consolidated sales and excise tax returns on behalf of its customers for the various municipal, state and Federal jurisdictions in which its customers do business. The Company relies on monthly tax reports it receives from the LECs in reporting and remitting such taxes. The Company’s customers are contractually obligated to reimburse the Company for any disputes with taxing authorities that may arise from filing the sales and excise tax returns on behalf of their customers. The Company is contingently liable for any such disputes or assessments if its customers are unable or unwilling to honor the contract provisions. There were no such disputes at December 31, 2002 or 2001. The Company is also contingently liable for charge backs from the LECs, to the extent such charge backs exceed customers’ reserves for such charge backs. This contingent liability is increased when the Company discontinues business with a particular customer.

On March 9, 2001, our largest customer, which accounted for approximately 24% of the Company’s fee revenue in 2002, filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code in connection with the reorganization of its parent company. Through the date of this report, the filing has had no material adverse effect on HBS Billing Services’ business relationship with this customer, and, based upon conversations between the management of the two companies, the Company does not presently anticipate that this filing will materially adversely affect the relationship with this customer in the immediate future.

From time to time, the Company is a party to what it believes are routine litigation and proceedings that may be considered as part of the ordinary course of its business. Currently, the Company is not aware of any current or pending litigation or proceedings that would have a material adverse effect on its business, results of operations or financial condition.

15. Subscription Notes Receivables

The Company has notes receivable from certain option and warrant holders totaling $0.1 million and $1.3 million (before allowances), at December 31, 2002 and 2001, respectively, in connection with the exercise of their options and warrants. Substantially all of the notes matured in 2002, and all such notes were discharged through the surrender of the shares of Avery and Primal stock which served as collateral for such loans. The non-recourse notes receivable are secured by common stock of Avery and Primal and bear interest at 6.6% per annum. The outstanding notes have been offset against stockholders equity (deficit) in the accompanying balance sheet.

16. Restatement of the 2001 Financial Statements

The distribution of PSI occurred on February 12, 2001 (see Note 3). At the time of the distribution, the Company accounted for the distribution of PSI as a pro rata distribution which resulted in the net carrying value of PSI’s assets, approximately $7.5 million, being reflected as a distribution within stockholders’ deficit. The Company has revised its accounting treatment of the distribution based on the conclusion that the distribution was not pro rata and accordingly should have been accounted for at fair value.

The fair value of PSI’s net assets at the date of the distribution was $1.3 million, based on an independent appraisal, compared to a carrying value of approximately $7.5 million. The revised accounting treatment resulted in the recognition of a $6.2 million loss in 2001, and such loss is reflected in the restated financial statements for 2001. The restated loss for 2001 was $1.30 per share higher than previously reported.

Additionally, as a result of the distribution not being accounted for as a pro rata distribution, the Company also revised the accounting for the redemption of its Series G preferred stock. Previously, the return of the Series G preferred stock was included at carrying value within stockholders’ deficit. In the restated financial statements, the Series G preferred stock redeemed is recorded at the $0.4 million fair value of the Primal common stock for which it was exchanged. The remaining $0.9 million of fair value of PSI’s net assets was accounted for as a distribution. The revised accounting treatment had no impact on aggregate stockholders’ deficit.

The Company’s restated quarterly statement of operations during 2001 to reflect the revised accounting treatment described above is as follows:

	Unaudited Quarterly Financial Data
	Quarter Ended
	(Restated)	(Unchanged)	(Unchanged)	(Unchanged)	Annual
(000)	3/31/01	6/30/01	9/30/01	12/31/01	Total
Revenues	$8,464	$8,136	$12,456	$12,860	$41,916
Cost of revenues	(5,836)	(5,830)	(8,842)	(9,472)	(29,980)

Gross profit	2,628	2,306	3,614	3,388	11,936

Operating expenses	(1,721)	(1,406)	(3,204)	(4,084)	(10,415)

Operating income	907	900	410	(696)	1,521
Other Income (expense), net	3	(23)	(2,999)	(135)	(3,154)
Income tax benefit (expense)	(431)	(303)	623	(106)	(217)
Discontinued operations loss	(666)	—	—	—	(666)
Loss on non pro-rata distribution of Primal Solutions, Inc.	(6,114)	—	—	—	(6,114)

Net loss	$(6,301)	$574	$(1,966)	$(937)	$(8,630)

The restated net loss per weighted average share, attributable to common shareholders for the three months ended March 31, 2001 totalled $1.64, basic and diluted per share. The previously reported loss per share totalled $0.18 basic and $0.27 diluted.

The restated accumulated deficit balance at the end of each quarter during 2001 increased by $6,114,000 with a corresponding decrease in additional paid-in capital.

Schedule II

Avery Communications, Inc.

Supplemental Financial Statement Schedule

Valuation and Qualifying Accounts and Reserves

For the Years Ended December 31, 2000, 2001, and 2002

	Reserve for
	Doubtful Accounts
	2002		2001	2000
Balance, beginning of year	$242,901		$242,901	$188,901
Additions charges to costs and expenses	108,000		—	54,000
Write-off's	(61,754)		—	—

Balance, end of year	$289,147		$242,901	$242,901

	Reserve for
	Doubtful Notes Receivable
	2002		2001	2000
Balance, beginning of year	$1,394,072		$183,272	$—
Additions charges to costs and expenses	1,300,000		1,572,300	183,272
Write-off's	(1,687,962)		(361,500)	—

Balance, end of year	$1,006,110		$1,394,072	$183,272

	Reserve for
	Valuation Allowances—Deferred Taxes
	2002		2001	2000
Balance, beginning of year	—		$—	$—
Additions charges to other	2,233,110	(a)	—	—
Write-offs	—		—	—

Balance, end of year	$2,233,110	(a)	$—	$—

(a)	Recognized as a component of deferred tax assets.

S-1

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1

Partnership Interest Purchase Agreement dated as of May 3, 1996, by and among Avery Communications, Inc., Avery Acquisition Sub, Inc., Hold Billing Services, Ltd., Hold Billing & Collection, L.C., Joseph W. Webb, James A. Young, Edward L. Dunn, Philip S. Dunn, Harold D. Box, and David W. Mechler, Jr. (filed as Exhibit 2.1 to Avery’s Registration Statement on Form SB-2 (File No. 333-65133) (the “Prior Registration Statement”) and incorporated herein by reference thereto)

2.2

First Amendment to Partnership Interest Purchase Agreement by and between Avery Communications, Inc., Avery Acquisition Sub, Inc., Hold Billing Services, Ltd., Hold Billing & Collection, L.C., Joseph W. Webb, James A. Young, Edward L. Dunn, Philip S. Dunn, Harold D. Box and David W. Mechler, Jr. (filed as Exhibit 2.2 to the Prior Registration Statement and incorporated herein by reference thereto)

2.3

Partnership Interest Option Agreement dated as of May 3, 1996, by and among Avery Communications, Inc., Avery Acquisition Sub, Inc., Harold D. Box and David W. Mechler, Jr. (filed as Exhibit 2.3 to the Prior Registration Statement and incorporated herein by reference thereto)

2.4

First Amendment to Partnership Interest Option Agreement dated as of October 15, 1996, by and among Avery Communications, Inc., Avery Acquisition Sub, Inc., Harold D. Box, and David W. Mechler, Jr. (filed as Exhibit 2.4 to the Prior Registration Statement and incorporated herein by reference thereto)

2.5

Agreement and Plan of Merger, dated as of March 19, 1999, by and among Avery Communications, Inc., ACI Telecommunications Financial Services Corporation, Primal Systems, Inc., Mark J. Nielsen, John Faltys, Joseph R. Simrell and David Haynes (the “Primal Merger Agreement”) (filed as Exhibit 2.5 to the Prior Registration Statement and incorporated herein by reference thereto)

2.6	Amendment No. 1 to the Primal Merger Agreement (filed as Exhibit 2.6 to the Prior Registration Statement and incorporated herein by reference thereto)

2.7	Amendment No. 2 to the Primal Merger Agreement (filed as Exhibit 2.1 to the registrant’s Current Report on Form 8-K, dated September 27, 1999, and incorporated herein by reference thereto)

2.8

Primal Solutions, Inc. Preliminary Distribution Agreement (the “Distribution Agreement”), dated July 31, 2000, by and among Avery Communications, Inc., a Delaware corporation, Primal Solutions, Inc., a Delaware corporation, John Faltys, Joseph R. Simrell, David Haynes, Mark J, Nielsen, Arun Anand, Murari Cholappadi, Sanjay Gupta, Thurston Group, Inc., a Delaware corporation, Patrick J. Haynes, III and Scot M. McCormick (filed as Exhibit 2.1 to Avery’s Form 8-K dated August 31, 2000 (the “Primal Form 8-K”) and incorporated by reference herein)

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

2.14

Asset Purchase Agreement among Qorus.com, Inc., TMT Holdings, Inc., Aelix, Inc. and Avery Communications, Inc. dated May 29, 2001 (filed as Exhibit 10.37 to the Quarterly Report on Form 10-QSB for the period ended June 30, 2001, filed by Qorus.com, Inc. (the “Qorus 2Q 10-QSB”) and incorporated herein by reference thereto)

2.15

First Amendment to Asset Purchase Agreement among Qorus.com, Inc., TMT Holdings, Inc., Aelix, Inc. and Avery Communications, Inc. dated October 17, 2001 (filed as Exhibit 10.56 to the Quarterly Report on Form 10-QSB for the period ended September 30, 2001, filed by Qorus.com, Inc. (the “Qorus 3Q 10-QSB”) and incorporated herein by reference thereto)

2.16

Asset Purchase Agreement among OAN Services, Inc., nTelecom Holdings Inc., OAN Services of Florida, Inc. and ACI Communications, Inc. dated May 25, 2001 (filed as Exhibit 2.1 to Avery’s Current Report on Form 8-K dated August 3, 2001 (filed August 20, 2001) and incorporated herein by reference thereto)

2.17

Management Support and Post-Petition Financing Agreement among OAN Services, Inc., nTelecom Holdings Inc., OAN Services of Florida, Inc. and ACI Communications, Inc. dated May 25, 2001 (filed as Exhibit 2.2 to Avery’s Current Report on Form 8-K dated August 3, 2001 (filed on August 20, 2001) and incorporated herein by reference thereto)

2.18

First Amendment to Asset Purchase Agreement among OAN Services, Inc., nTelecom Holdings, Inc., OAN Services of Florida, Inc. and ACI Communications, Inc. dated July 27, 2001 (filed as Exhibit 2.3 to Avery’s Current Report on Form 8-K/A dated August 3, 2001 (filed October 17, 2001) and incorporated herein by reference thereto)

2.19

Second Amendment to Asset Purchase Agreement among Qorus.com, Inc., TMT Holdings, Inc., Aelix, Inc. and Avery Communications, Inc. dated March 15, 2002 (filed as Exhibit 2.19 to the Annual Report on Form 10-KSB for the year ended December 31, 2001 by Avery Communications, Inc. and incorporated herein by reference thereto)

3.1	Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Prior Registration Statement and incorporated herein by reference thereto)

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Prior Registration Statement and incorporated herein by reference thereto)

3.3

Certificate of Designation of Series A Junior Convertible Redeemable Preferred Stock (filed as Exhibit 3.3 to Avery’s Registration Statement on Form SB-2 (File No. 333-57336) (the “Resale Registration Statement”) and incorporated herein by reference thereto)

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

3.11

Certificate of Designations of Series I Convertible Preferred Stock (filed as Exhibit 4.2 to Avery’s Quarterly Report on Form 10-QSB for the period ended June 30, 2001, and incorporated herein by reference thereto)

3.12

Certificate of Amendment to the Certificate of Incorporation of Avery Communications, Inc. providing for a one-for-eight reverse stock split (filed as Appendix A to Avery’s Information Statement on Schedule 14C filed on November 15, 2001, and incorporated herein by reference thereto)

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

10.11	Form of Billing Services Agreement (filed as Exhibit 10.11 to the Prior Registration Statement and incorporated herein by reference thereto)

10.12	Form of Supplemental Advance Purchase Agreement (filed as Exhibit 10.12 to the Prior Registration Statement and incorporated herein by reference thereto)

10.13	Form of Director and Officer Indemnification Agreement (filed as Exhibit 10.13 to the Prior Registration Statement and incorporated herein by reference thereto)

*10.14	Avery Communications, Inc. 1999 Flexible Incentive Plan (filed as Exhibit 99.1 to Avery’s Registration Statement on Form S-8 (File No. 333-33486) and incorporated herein by reference thereto)

10.15

Demand Promissory Note, dated December 21, 2000, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $650,000 (filed as Exhibit 10.44 to the Form 10-KSB (File No. 0-27551) filed by Qorus.com, Inc. (the “Qorus 10-KSB”) and incorporated herein by reference thereto)

10.16

Demand Promissory Note, dated February 15, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $150,000 (filed as Exhibit 10.45 to the Qorus 10-KSB and incorporated herein by reference thereto)

10.17

Demand Promissory Note, dated February 28, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $260,000 (filed as Exhibit 10.46 to the Qorus 10-KSB and incorporated herein by reference thereto)

10.18

Amended and Restated Convertible Promissory Note, dated January 1, 2001, payable to Thurston Communications Corporation by Qorus.com, Inc. in the original principal amount of $750,000 (filed as Exhibit 10.37 to the Qorus 10-KSB and incorporated herein by reference thereto)

10.19

Convertible Promissory Note, dated October 20, 2000, payable to Thurston Communications Corporation by Qorus.com, Inc. in the original principal amount of $250,000 (filed as Exhibit 10.38 to the Qorus 10-KSB and incorporated herein by reference thereto)

10.20

Convertible Promissory Note, dated October 30, 2000, payable to Thurston Communications Corporation by Qorus.com, Inc. in the original principal amount of $250,000 (filed as Exhibit 10.39 to the Qorus 10-KSB and incorporated herein by reference thereto)

10.21

Promissory Note, dated March 16, 2001, payable to Thurston Communications Corporation by Qorus.com, Inc. in the original principal amount of $160,000 (filed as Exhibit 10.48 to the Qorus 10-KSB and incorporated herein by reference thereto)

10.22

Note Extension, Modification and Amendment Agreement dated as of May 31, 2001, among Qorus.com, Inc., Aelix, Inc., Thurston Interests, LLC, Apex Investment Fund III, L.P., Apex Strategic Partners, LLC, Thurston Communications Corporation and Customer Care and Technology Holdings, Inc. (filed as Exhibit 10.38 to the Qorus 2Q 10-QSB and incorporated herein by reference thereto)

10.23

Demand Promissory Note, dated as of March 29, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $160,000 (filed as Exhibit 10.39 to the Qorus 2Q 10-QSB)

10.24

Demand Promissory Note, dated as of April 12, 2001, payable to Thurston Communications Corporation in the original principal amount of $80,000 (filed as Exhibit 10.40 to the Qorus 2Q 10-QSB and incorporated herein by reference thereto)

10.25

Demand Promissory Note, dated as of April 30, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $170,000 (filed as Exhibit 10.41 to the Qorus 2Q 10-QSB and incorporated herein by reference thereto)

Exhibit Number	Description of Document

10.26

Demand Promissory Note, dated as of May 11, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $25,000 (filed as Exhibit 10.42 to the Qorus 2Q 10-QSB and incorporated herein by reference thereto)

10.27

Demand Promissory Note, dated as of May 15, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $75,000 (filed as Exhibit 10.43 to the Qorus 2Q 10-QSB and incorporated herein by reference thereto)

10.28

Demand Promissory Note, dated as of May 31, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $42,000 (filed as Exhibit 10.44 to the Qorus 2Q 10-QSB and incorporated herein by reference thereto)

10.29

Demand Promissory Note, dated as of June 15, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $80,000 (filed as Exhibit 10.45 to the Qorus 2Q 10-QSB and incorporated herein by reference thereto)

10.30

Demand Promissory Note, dated as of June 28, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $60,000 (filed as Exhibit 10.46 to the Qorus 2Q 10-QSB and incorporated herein by reference thereto)

10.31

Demand Promissory Note, dated as of July 12, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $85,000 (filed as Exhibit 10.47 to the Qorus 2Q 10-QSB and incorporated herein by reference thereto)

10.32

Demand Promissory Note, dated as of July 31, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $83,500 (filed as Exhibit 10.48 of the Quarterly Report on Form 10-QSB for the period ended September 30, 2001, filed by Qorus.com, Inc. (the “Qorus 3Q 10-QSB”) and incorporated herein by reference thereto)

10.33

Demand Promissory Note, dated as of August 14, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $178,000 (filed as Exhibit 10.49 to the Qorus 3Q 10-QSB and incorporated herein by reference thereto)

10.34

Demand Promissory Note, dated as of August 30, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $102,500 (filed as Exhibit 10.50 to the Qorus 3Q 10-QSB and incorporated herein by reference thereto)

10.35

Demand Promissory Note, dated as of September 13, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $96,000 (filed as Exhibit 10.51 to the Qorus 3Q 10-QSB and incorporated herein by reference thereto)

10.36

Demand Promissory Note, dated as of September 28, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $90,500 (filed as Exhibit 10.52 to the Qorus 3Q 10-QSB and incorporated herein by reference thereto)

10.37

Demand Promissory Note, dated as of October 1, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $160,000 (filed as Exhibit 10.53 to the Qorus 3Q 10-QSB and incorporated herein by reference thereto)

10.38

Demand Promissory Note, dated as of October 12, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $102,000 (filed as Exhibit 10.54 to the Qorus 3Q 10-QSB and incorporated herein by reference thereto)

10.39

Demand Promissory Note, dated as of October 16, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $10,000 (filed as Exhibit 10.55 to the Qorus 3Q 10-QSB and incorporated herein by reference thereto)

10.40

Demand Promissory Note, dated as of October 30, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $72,000 (filed as Exhibit 10.57 to the Qorus 3Q 10-QSB and incorporated herein by reference thereto)

Exhibit Number	Description of Document

10.41

Demand Promissory Note, dated as of November 5, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $10,000 (filed as Exhibit 10.58 to the Qorus 3Q 10-QSB and incorporated herein by reference thereto)

10.42

Demand Promissory Note, dated as of November 14, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $77,000 (filed as Exhibit 10.42 to the Annual Report on Form 10-KSB for the year ended December 31, 2001 by Avery Communications, Inc. and incorporated herein by reference thereto)

*10.43

Executive Employment Agreement between Avery Communications, Inc. and Patrick J. Haynes, III dated November 1, 2001 (filed as Exhibit 10.43 to the Annual Report on Form 10-KSB for the year ended December 31, 2001 by Avery Communications, Inc. and incorporated herein by reference thereto)

10.44

Consulting Agreement between Avery Communications, Inc. and Phipps & Company, LLC dated September 1, 2001 (filed as Exhibit 10.44 to the Annual Report on Form 10-KSB for the year ended December 31, 2001 by Avery Communications, Inc. and incorporated herein by reference thereto)

10.45

Consulting Agreement between Avery Communications, Inc. and Robert T. Isham, Jr. dated September 1, 2001 (filed as Exhibit 10.45 to the Annual Report on Form 10-KSB for the year ended December 31, 2001 by Avery Communications, Inc. and incorporated herein by reference thereto)

*10.46

Nonqualified Stock Option Agreement between Avery Communications, Inc. and Waveland, LLC dated December 27, 2001 (filed as Exhibit 10.46 to the Annual Report on Form 10-KSB for the year ended December 31, 2001 by Avery Communications, Inc. and incorporated herein by reference thereto)

*10.47

Form of Nonqualified Stock Option Agreement entered into between Avery Communications, Inc. and various directors and employees as of December 27, 2001 (filed as Exhibit 10.47 to the Annual Report on Form 10-KSB for the year ended December 31, 2001 by Avery Communications, Inc. and incorporated herein by reference thereto)

10.48

Receivables Sale Agreement dated as of December 19, 2001 among HBS Billing Services Company and ACI Billing Services, Inc., individually and collectively, and RFC Capital Corporation (filed as Exhibit 10.48 of the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002 by Avery Communications, Inc. and incorporated herein by reference thereto)

10.49

Form of Non-Recourse Promissory Note, dated as of March 20, 2002, payable to Avery Communications, Inc. which is as restatement and replacement of a promissory note dated October 19, 2000 (filed as Exhibit 10.49 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 by Avery Communications, Inc. and incorporated herein by reference thereto)

10.50

Letter dated November 8, 2002 from Textron Financial Corporation regarding the calculation of covenant compliance under Section 4.3(h) of the Receivables Sale Agreement dated as of December 19, 2001 among HBS Billing Services Company and ACI Billing Services, Inc., individually and collectively, and RFC Corporation (filed as Exhibit 10.50 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 by Avery Communications, Inc. and incorporated herein by reference thereto)

10.51

Letter dated April 1, 2003 from Textron Financial Corporation regarding the calculation of covenant compliance under Section 4.3(e) of the Receivables Sale Agreement dated as of December 19, 2001 among HBS Billing Services Company and ACI Billing Services, Inc., individually and collectively, and RFC Corporation (filed herewith)

11.1	Statement Regarding Computation of Earnings per Share (filed as Exhibit 11.1 to the Prior Registration Statement and incorporated herein by reference thereto)

21.1	Subsidiaries of Registrant (filed as Exhibit 21.1 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 by Avery Communications, Inc. and incorporated herein by reference thereto)

99.1	Certificate of the Chief Executive Officer dated as of April 18, 2003 pursuant to the Sarbanes-Oxley Act of 2002 (filed herewith)

99.2	Certificate of the Chief Financial Officer dated as of April 18, 2003 pursuant to the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Denotes a management contract or compensatory plan or arrangement.