Form 10-K/A
period 2002-12-31
AVERY COMMUNICATIONS INC
filed 2003-05-22
CIK 946855

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

PART I

Item 1. Business

General

Avery is a telecommunications service company with multiple service offerings, including billing and collection services for inter-exchange carriers and long-distance resellers, and intelligent message communication services to the travel, hospitality and trucking sectors. Avery has 67 total employees.

Our stockholders have approved a 1-for-5,000 reverse stock split that, when effected, will result in our no longer being required to file reports with the Securities and Exchange Commission. See “Risk Factors.”

Local Exchange Carrier Clearinghouse Services

General

Our local exchange carrier billing service is provided by our wholly owned subsidiaries, HBS Billing Services Company and ACI Billing Services, Inc. Both subsidiaries are third-party billing clearinghouses for the telecommunications industry. Local exchange carrier clearinghouse customers consist primarily of direct dial long distance telephone companies. These clearinghouses maintain billing arrangements with approximately 1,300 telephone companies that provide access lines to, and collect for services from, end-users of telecommunication services and process transaction records and collect the related end-user charges from these telephone companies for their customers.

The local exchange carrier clearinghouse customers use us as a billing clearinghouse for processing records generated by their end-users. Although such carriers can bill end-users directly, the local exchange carrier clearinghouse provides these carriers with a cost-effective means of billing and collecting residential and small commercial accounts.

The local exchange carrier clearinghouse acts as an aggregator of telephone call records and other transactions from various sources, and, due to its large volume, receives discounted billing costs from the telephone companies and can pass on these discounts to its customers. Additionally, the cleaninghouse can provide its services to those long distance resellers that would otherwise not be able to make the investments necessary to meet the minimum fees, systems, infrastructure and volume commitments required to establish and maintain relationships with the telephone companies.

The local exchange carrier clearinghouse is obligated to pay minimum usage charges over the lifetime of most local exchange carrier billing contracts. Each contract has a minimum usage amount which relates to customers’ sales volume to be processed through the local exchange carrier. The remaining minimum usage for significant contracts at December 31, 2002, totaled $4.7 million through 2005. As a frame of reference, customers’ sales processed by our clearinghouse for all contracts in February 2003 were approximately $25 million. A portion of this amount applies to the minimum usage requirements. The billing and collection agreements do not provide for any penalties other than payment of the obligation should the usage levels not be met. We have met all such volume commitments in the past and anticipate exceeding the minimum usage volumes with all of these vendors.

The local exchange carrier clearinghouse also provides enhanced billing services for transactions related to providers of premium services or products that can be billed through the local telephone companies, such as Internet access, voice mail services, and other telecommunications charges.

Industry Background

Billing clearinghouses in the telecommunications industry developed out of the 1984 breakup of AT&T and the Bell System. In connection with the breakup, the local telephone companies that make up the regional Bell operating companies, Southern New England Telephone, Cincinnati Bell and GTE, were required to provide billing and collection services on a nondiscriminatory basis to all carriers that provided telecommunication services to their end-user customers. Due to both the cost of acquiring and the minimum charges associated with many of the local telephone company billing and collection agreements, only the largest long distance carriers, including AT&T, MCI and Sprint, could afford the option of billing directly through the local telephone companies. Several companies, including our local exchange carrier clearinghouse, entered into these billing and collection agreements and became aggregators of telephone call records of third-tier long distance companies, thereby becoming “third-party clearinghouses.” Our local exchange carrier clearinghouse currently provides services to approximately 70 customers in the telecommunications industry.

Third-party clearinghouses process these telephone call records and other transactions and submit them to the local telephone companies for inclusion in their monthly bills to end-users. Generally, as the local telephone companies collect payments from end-users, they remit them to the third-party clearinghouses that, in turn, remit payments to their customers.

Billing Clearinghouse Services

In general, the local exchange carrier clearinghouse performs billing clearinghouse services under billing and collection agreements with local telephone companies. The clearinghouse performs direct dial long distance billing, which is the billing of “1+” long distance telephone calls to individual residential customers and small commercial accounts. In addition, the clearinghouse performs enhanced billing clearinghouse services for other telecommunication services, such as Internet access, paging services, and voice mail services.

Billing Process

Local telephone company billing relates to billing for transactions that are included in the monthly local telephone bill of the end-user as opposed to a direct bill that the end-user would receive directly from the telecommunications or other services provider.

The local exchange carrier clearinghouse’s customers submit telephone call record data in batches on a daily to monthly basis, but typically in weekly intervals. The data are submitted electronically.

The local exchange carrier clearinghouse, through its proprietary software, sets up an account receivable for each batch of call records that it processes and processes the record to determine its validity. The clearinghouse then submits the relevant billable telephone call records and other transactions to the appropriate local telephone company for billing and collection. The clearinghouse also monitors and tracks each account receivable by customer and by batch throughout the billing and collection process.

The local telephone companies then include the charges for these telephone call records and other transactions in their monthly local telephone bills, collect the payments and remit the collected funds to the local exchange carrier clearinghouse for payment to its customers.

The complete cycle can take up to 18 months from the time the records are submitted for billing until all bad debt reserves are “trued up” with actual bad debt experience. However, the billing and collection agreements provide for the local telephone companies to purchase the accounts receivable, with recourse, within a 42- to 90-day period. The payment cycle from the time call records are transmitted to the local telephone companies to the initial receipt of funds by the local exchange carrier clearinghouse is, on average, approximately 60 days.

The local exchange carrier clearinghouse accrues for end-user customer service refunds, holdback reserves and certain adjustments charged to it by the local telephone companies. It also reviews the activity of its customer base to detect potential losses. If there is uncertainty with respect to an account in an amount which exceeds its holdback reserve, the clearinghouse can discontinue paying the customer in order to hold funds to cover future end-user customer service refunds, bad debt and unbillable adjustments. If a customer discontinues doing business with the local exchange carrier clearinghouse and there are insufficient funds being held to cover future refunds and adjustments, the only recourse is through legal action.

The local exchange carrier clearinghouse processes the tax records associated with each customer’s submitted telephone call records and other transactions and files certain federal excise and state and local telecommunications-related tax returns covering such records and transactions for its customers. The clearinghouse currently submits state and local tax returns for its customers in over 1,000 taxing jurisdictions.

The local exchange carrier clearinghouse provides end-user customer service for billed telephone records. This service allows end-users to make inquiries regarding transactions for which they were billed directly to the operation’s customer service call centers. The local exchange carrier clearinghouse’s customer service telephone number is included in the local telephone company bill to the end-user, and its respective customer service representatives are authorized to resolve end-user disputes regarding such transactions.

The local exchange carrier clearinghouse’s operating revenues consist of a processing fee that is assessed to customers either as a fee charged for each telephone call record or other transaction processed, and a customer service inquiry fee that is assessed to customers as a fee charged for each billing inquiry made by end-users. Any fees charged to the operation by local telephone companies for billing and collection services are also included in revenues and are passed through to the customer.

Operations

The local exchange carrier clearinghouse’s services are highly automated through its proprietary computer software. The staff required to provide the operation’s billing clearinghouse and information management services is largely administrative and the number of employees is not directly volume sensitive. All of the local exchange carrier clearinghouse’s customers submit their records to the operation using electronic transmission protocols directly into their electronic bulletin board or over the Internet. These records are automatically accessed by the operation’s proprietary software, processed, and submitted to the local telephone companies. Upon completion of the billing process, the local exchange carrier clearinghouse provides reports relating to billable records and returns any unbillable records to its customers electronically through the bulletin board or through the Internet.

The local exchange carrier clearinghouse’s contracts with its customers provide for the billing services required by the customer, specifying, among other things, the services to be provided and the cost and term of the services. Once the customer executes an agreement, the operation updates tables within each of the local telephone companies’ billing systems to control the type of records processed, the products or services allowed by the local telephone companies, and the printing of the customer’s name on the end-user’s monthly bill. While these local telephone company tables are being updated, the local exchange carrier clearinghouse’s technical support staff tests the customer’s records through its proprietary software to ensure that the records can be transmitted to the local telephone companies.

The local exchange carrier clearinghouse maintains a relatively small direct sales force and accomplishes most of its marketing efforts through active participation in telecommunications industry trade shows and advertising in trade journals and other industry publications.

Customers

The local exchange carrier clearinghouse provides billing and information management services to the following categories of telecommunications services providers:

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

The Company had one other customer in 2002 whose business accounted for more than 10% of total revenue. That customer’s revenue approximated 10.4% of our total revenue.

Competition

The local exchange carrier clearinghouse operates in a highly competitive segment of the telecommunications industry. Competition among the clearinghouses is based on the quality of information reporting, program flexibility, collection history, the speed of collections, the price of services and availability of an advanced funding program. All other third-party clearinghouses are either privately held or are part of a larger parent company. Management believes that Billing Concepts, Inc. is presently the largest participant in the third-party clearinghouse industry in the United States, followed by us. Billing Concepts has greater name recognition than HBS Billing Services and ACI Billing Services, and has, or has access to, greater financial and personnel resources than those available to us.

As a large user of local exchange carrier billing services, the local exchange carrier clearinghouse enjoys favorable rates and can pass the benefits of its buying power on to its customers. We believe that the clearinghouse enjoys a good reputation within the industry for the timeliness and accuracy of its collections and disbursements to customers.

Several significant challenges face potential new entrants in the telephone billing services industry. The cost to acquire the necessary billing and collection agreements is significant, as is the cost to develop and implement the required systems for processing telephone call records and other transactions. Additionally, most billing and collection agreements require a user to make substantial monthly or annual volume commitments. Given these factors, the average cost of billing and collecting a record could hinder efforts to compete effectively on price until a new entrant could generate sufficient volume. The price charged by most local telephone companies for billing and collection services is based on volume commitments and actual volumes being processed.

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

Intelligent Message Communication Services

General

Through our subsidiary, Aelix, Inc., which we acquired on November 20, 2001, we provide intelligent message and call center services to enterprises. Aelix’s services enable users to improve their customer relationships and improve the efficiency of call center operations. Our services enable secure, real time, bi-directional communications between companies and their customers or other parties through a number of different media and devices worldwide. During 2002, our clearinghouse service subsidiaries adopted Aelix’s technology platform to improve service levels and improve efficiencies in their call center.

Message Delivery and Notification Services for Large Commercial Enterprises

We market our services to companies which routinely wish to deliver time-critical information to a large number of customers, employees or other parties. Our focus is on message delivery services as needed and used by large commercial enterprises. We specialize in pro-active message services designed to enhance customer service functions. Examples of the types of services we offer are the following:

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

Our electronic message delivery service is not currently subject to direct regulation by the Federal Communications Commission or any other governmental agency, other than regulations applicable to businesses in general. In the future, however, we may become subject to regulation by the FCC or another regulatory agency. Our service could suffer depending on the extent to which our activities are regulated or proposed to be regulated.

Employees

At December 31, 2002, we had 66 full-time employees, including 11 sales and marketing personnel, 14 technical and operations personnel, 24 accounting, administrative and support personnel, and 17 customer service representatives and related support personnel. These employees are not represented by a union. We consider relations with our employees to be good.

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

Our local exchange carrier clearinghouse is largely dependent on one customer that accounted for approximately 24% of our revenue in 2002. The loss of this customer would materially and adversely affect our results of operations.

This customer filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code in connection with the reorganization of its parent company. As of March 22, 2003, the filing has had no material adverse effect on our relationship with this customer, and, based upon conversations between the managements of the two companies, we do not presently anticipate that this filing will materially adversely affect the relationship with this company in the immediate future.

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

Our local exchange carrier clearinghouse is dependent both on the local exchange carriers’ continuing to accept its call records, and continuing to do so on reasonable terms, and its customers’ continuing to need its billing services.

The success of our clearinghouse to date has been largely attributable to our having contracts with the regional Bell operating companies, Sprint, GTE and other local exchange carriers. This permits us to bill for telecommunications services provided by our customers throughout the United States. If the local exchange carriers were not to renew our existing contracts, or were to terminate our contracts, our ability to bill for our customers on a nation-wide basis could be adversely affected. While we have not received any notice of any local exchange carriers’ intention to refuse renewal or to terminate, periodic publicity about unauthorized transfers of consumers’ long-distance carriers or unauthorized charges on consumers’ local phone bills elevates the visibility of third-party billing through local exchange carriers.

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

Item 2. Properties

ACI leases approximately 42,774 square feet of general and administrative office space in Northridge, California. All operations of our clearinghouse and intelligent message communications services are conducted in the space leased by ACI. The lease expires on July 31, 2005. Approximately 16,297 square feet of such space are subleased to an unrelated party at a competitive market rate through July 31, 2005. ACI Billing Services’ monthly rent is approximately $33,181 before sublease rental income of approximately $15,645.

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

Goodwill and Impairment of Intangibles

        Goodwill results from the difference between the purchase price paid and liabilities assumed over the estimated fair market value of assets acquired, including post-closing increases to goodwill resulting from earn out payments. With respect to the HBS acquisition, initial goodwill was amortized using the straight-line method over 15 years with additional goodwill from earn out payments amortized over the remaining goodwill life. We discontinued amortizing goodwill effective January 1, 2002 in accordance with SFAS No. 142. Under SFAS No. 142, goodwill is no longer amortized in periodic equal pre-determined charges, but is instead tested for impairment as set forth in the statement.

During 2002, we performed all required transitional and annual impairment tests of goodwill under SFAS No. 142. In that connection, we obtained independent valuations to supplement management’s analyses. We have concluded that our fair value is greater than our carrying value and accordingly concluded that there is no impairment of goodwill.

In accordance with the rules contained in SFAS No. 142, we intend annually, on a going forward basis, to evaluate goodwill during the forth quarter of each year and when events and circumstances indicate that goodwill may be impaired. The goodwill impairment review process will rely upon enterprise value methodology. If the fair market value of the business is less than its carrying value, we will conduct further valuation analysis to specifically identify and assign the impairment to various asset components. Should impairment be indicated, the impaired amount will be charged to expense.

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

2002 compared to 2001

Operating Revenues

Total revenue during 2002 was $40.5 million, down $1.4 million or 3.3% from the $41.9 million of revenue in 2001. Revenue in 2002 included sales of ACI and Aelix, which provided $18.3 million and $0.6 million of revenue, respectively. During 2001, revenue from ACI was $10.6 million during its five months of operation. During 2002, the Company processed 264 million phone records, compared to 307 million in 2001. The decline in call records processed reflects increased consumer usage of cell phones and prepaid phone cards to make long distance calls. Call records for neither cell phones nor prepaid phone cards are typically processed through a billing clearinghouse. Additionally, some of the local exchange companies have begun to offer long distance service, which reduces the market share of network resellers who typically use clearinghouse services. Excluding revenue generated by ACI and Aelix in both periods, the Company’s revenue would have declined by 30.9%, reflecting a 27.7% decrease in records processed, competitive pricing and sales mix.

The Company is pursuing additional sources of revenue to supplement its LEC billing business. The additional sources of revenue could arise from acquisitions or internal growth. In general, the Company intends to make acquisitions or expand into markets which will leverage the Company’s existing infrastructure.

Cost of Revenues

Cost of revenues includes billing and collection fees charged to the Company by local telephone companies and related transmission costs, as well as all costs associated with the customer service organization, including staffing expenses and costs associated with telecommunications services. Billing and collection fees charged by the local telephone companies include fees that are assessed for each record submitted and for each bill rendered to its end-user customers. The Company achieves discounted billing costs due to its aggregated volumes and can pass these discounts to its customers. Cost of revenues also includes $0.5 million of costs relating to the intelligent message communications service.

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

Operating Expenses

Operating expenses are comprised of all selling, marketing and administrative costs incurred in direct support of the business operations of the Company. Operating expenses during 2002 were $16.2 million, compared to $10.4 million in 2001. The $5.8 million increase in operating expenses in 2002 is largely attributable to the inclusion of $4.3 million of additional operating expenses for ACI and $1.1 million for Aelix. The increase in expense level reflected the inclusion of 12 months’ expenses in 2002 for ACI and Aelix, compared to 5 months’ expenses for ACI and one month’s expenses for Aelix in 2001. Excluding the effect of acquisitions in both years’ results, operating expenses in 2002 would have been $7.3 million, which would have been $0.4 million higher than operating expenses in 2001. Operating expenses in 2002 were adversely affected by higher legal and consulting fees, personnel expenses and redundancy, travel, severance and similar costs staffing associated with the consolidation of operations into a single facility.

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

There have been no significant changes in Avery’s internal controls or in other factors that could significantly affect the controls subsequent to the date of Avery’s evaluation, including any corrective action with regard to significant deficiencies and material weaknesses.

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
Thomas C. Ratchford Vice President, Chief Financial Officer, Secretary and Treasurer

Date: May 22, 2003

CERTIFICATION BY CHIEF EXECUTIVE OFFICER

I, Patrick J. Haynes, III, Chief Executive Officer of Avery Communications, Inc. (the “Company”), certify that:

1.	I have reviewed this annual report of the Company on Form 10-K/A;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly represent in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

Date: May 22, 2003

    /s/    PATRICK J. HAYNES, III

Patrick J. Haynes, III,

Chief Executive Officer

CERTIFICATION BY CHIEF FINANCIAL OFFICER

I, Thomas C. Ratchford, Chief Financial Officer of Avery Communications, Inc. (the “Company”), certify that:

1.	I have reviewed this annual report of the Company on Form 10-K/A;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly represent in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

Date: May 22, 2003

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

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Standard No. 142, “Goodwill and Other Intangible Assets.”

/s/ KBA Group LLP

Dallas, Texas

March 20, 2003

AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2002	December 31, 2001
		(Restated)
Current assets:
Cash and cash equivalents	$4,142,377	$5,422,202
Trade accounts receivable:
Trade accounts	3,182,984	3,231,166
Advance payment receivables, net of allowance for doubtful accounts of $289,147 and $242,901 at December 31, 2002 and December 31, 2001 respectively	3,322,057	1,794,352
LEC billing and collection fees receivable	4,285,232	4,948,502

Total trade accounts receivable	10,790,273	9,974,020

Receivable from OAN	5,484,364	5,360,845
Other receivables	11,825	94,376

Deferred tax asset	—	1,090,690
Current portion of deposits with LECs	1,300,000	933,618
Other current assets	600,155	53,354

Total current assets	22,328,994	22,929,105

Property and equipment:
Computer equipment and software	5,538,422	5,718,172
Furniture and fixtures	487,410	500,003
Leasehold improvements	199,608
Accumulated depreciation and amortization	(2,510,046)	(1,379,877)

Property and equipment, net	3,715,394	4,838,298

Other assets:
Goodwill, net	5,577,735	5,577,735
Deposits with LECs, net of current portion	1,470,648	2,236,983
Notes receivable due from related parties, net of allowance of $881,110 and $1,210,800 at December 31, 2002 and December 31, 2001 respectively	382,700	752,700
Investments in related entities	93,172	30,100
Purchased contracts, net of accumulated amortization of $404,263 and $339,996 at December 31, 2002 and December 31, 2001, respectively	100,000	14,267
Capitalized financing fees, net of accumulated amortization of $215,970 and $-0- at December 31, 2002 and December 31, 2001, respectively	547,258	718,299
Other assets	854	43,036

Total other assets	8,172,367	9,373,120

Total assets	$34,216,755	$37,140,523

The accompanying notes are an integral part of these consolidated financial statements.

AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS-(Continued)

Liabilities and Stockholders' Deficit	December 31, 2002	December 31, 2001
		(Restated)
Current liabilities:
Lines of credit	$6,076,312	$2,607,705
LEC billing and collection fees payable	2,815,057	2,901,892
Trade accounts payable	511,304	1,898,651
Accrued liabilities	861,701	1,051,087
Current portion of customer cure liability	317,701	317,701
Income taxes payable	—	163,994
Deposits and other payables related to customers	28,718,804	27,118,482

Total current liabilities	39,300,879	36,059,512

Non-current liabilities:
Note payable to related party	680,681	680,681
Customer cure liability, net of current portion	1,011,461	1,576,021

Total non-current liabilities	1,692,142	2,256,702

Redeemable preferred stock:
Series A; $0.01 par value, 391,667 shares authorized, issued and outstanding (liquidation preference of $391,667)	391,667	391,667
Series B; $0.01 par value, 390,000 shares authorized, issued and outstanding (liquidation preference of $390,000)	390,000	390,000
Series C; $0.01 par value, 40,000 shares authorized, issued and outstanding (liquidation preference of $40,000)	40,000	40,000
Series D; $0.01 par value, 1,500,000 shares authorized, issued and outstanding (liquidation preference of $1,500,000)	1,500,000	1,500,000

Total redeemable preferred stock	2,321,667	2,321,667

Commitments and contingencies (Note 14)

Stockholders' deficit:
Preferred stock:
Series G; $0.01 par value, 1,140,126 and 2,150,493 shares authorized, issued and outstanding at December 31, 2002 and December 31, 2001, respectively (liquidation preference of $11,401 at December 31, 2002 and $21,505 at December 31, 2001)	11,401	21,505
Series H; $0.01 par value, 1,600,000 shares authorized, issued and outstanding (liquidation preference of $1,600,000)	16,000	16,000
Series I; $0.01 par value, 500,000 shares authorized, issued and outstanding (liquidation preference of $500,000)	5,000	5,000
Common stock; $0.01 par value, 20,000,000 shares authorized, 1,267,955 issued	12,680	12,680
Additional paid-in capital	12,100,929	12,753,592
Accumulated deficit	(20,841,370)	(15,169,267)
Treasury stock, at cost, 379,472 and 60,271 common shares at December 31, 2002 and December 31, 2001, respectively	(383,730)	(58,440)
Subscription notes receivable, net of allowance of $125,000 and $183,272 at December 31, 2002 and December 31, 2001 respectively	(18,843)	(1,078,428)

Total stockholders' deficit	(9,097,933)	(3,497,358)

Total liabilities and stockholders' deficit	$34,216,755	$37,140,523

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

Avery acquired Aelix effective November 20, 2001 in a purchase transaction, and its operations are included in the accompanying financial statements from November 20, 2001. Aelix provides intelligent message and call center communications services to enterprises, notably in the travel and hospitality sectors. Its services enable users to improve their customer relationships and improve the efficiency of call center operations.

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

Goodwill

Goodwill results from the difference between the purchase price paid and liabilities assumed by Avery over the estimated fair market value of the assets of HBS and Aelix, including any post-closing increases to goodwill resulting from earn out payments or similar adjustments. Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“FAS No. 142”) requires that goodwill recorded on acquisitions completed prior to July 1, 2001 be amortized through December 31, 2001. Effective January 1, 2002, goodwil is no longer amortized in periodic equal pre-determined charges, but will instead be tested for impairment as set forth in the statement. The Company adopted FAS No. 142 effective January 1, 2002.

At December 31, 2002 and 2001, goodwill recorded on the Company’s financial statements was $5.6 million. The net effect of not recording amortization of goodwill during 2002 reduced the net loss by $160,000 ($0.15 per share, basic and diluted). Goodwill amortization recorded during the year ended December 31, 2001 and 2000 totaled $244,704 and $251,856, respectively.

The Company performed the required transitional and annual impairment tests during 2002 in accordance with the rules contained in SFAS No. 142. In connection with the annual impairment test, the Company obtained an independent valuation. On the basis of the independent valuation and management’s analyses, the Company concluded that its enterprise value was greater than the carrying value and accordingly concluded that there is no impairment of goodwill.

In accordance with the rules contained in SFAS No. 142, the Company intends annually, on a going forward basis, to evaluate goodwill during the fourth quarter of each year and when events and circumstances indicate that goodwill may be impaired. The goodwill impairment review process will rely upon enterprise value methodology. If the fair market value of the business is less than its carrying value, the Company will conduct further valuation analysis to specifically identify and assign the impairment to various asset components. Should impairment be indicated, the impaired amount will be charged to expense.

The following table presents net loss and net loss per share, as adjusted for goodwill amortization recognized in periods prior to the adoption of FAS No. 142:

$000, except per share date	2001	2000
Reported net loss	$(8,630)	$(1,377)
Add: Goodwill amortization, net of taxes	162	166

Adjusted net loss	$(8,468)	$(1,211)

Basic net loss per share:
Reported net loss	$(3.63)	$(1.44)
Goodwill amortization	0.13	0.14

Adjusted net loss	$(3.50)	$(1.30)

Diluted net loss per share:
Reported net loss	$(3.63)	$(0.72)
Goodwill amortization	0.13	0.08

Adjusted net loss	$(3.50)	$(0.64)

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

11.1	Statement Regarding Computation of Earnings per Share (filed as Exhibit 11.1 to the Prior Registration Statement and incorporated herein by reference thereto)

21.1	Subsidiaries of Registrant (filed as Exhibit 21.1 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 by Avery Communications, Inc. and incorporated herein by reference thereto)

99.1	Certificate of the Chief Executive Officer dated as of May 22, 2003 pursuant to the Sarbanes-Oxley Act of 2002 (filed herewith)

99.2	Certificate of the Chief Financial Officer dated as of May 22, 2003 pursuant to the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Denotes a management contract or compensatory plan or arrangement.