Form 10-Q
period 2003-03-31
AVERY COMMUNICATIONS INC
filed 2003-05-22
CIK 946855

UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                  -------------


                                    FORM 10-Q

         (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2003

                                       or

[  ]     TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from            to


                        Commission File Number 000-27095
                                  -------------

                           AVERY COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                               22-2227079
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
             or organization)

          2700 Patriot Boulevard                              60025
                 Suite 150                                  (Zip code)
              Glenview, IL 60025
  (Address of principal executive offices)

                                 (847) 832-0077
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes No X

The number of shares outstanding of each of the issuer's classes of common equity, as of April 30, 2003:


       TITLE OF CLASS                              NUMBER OF SHARES OUTSTANDING
       --------------                              ----------------------------

Common Stock, $.01 par value                                   888,483

                   AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES

                                      INDEX


PART I   FINANCIAL INFORMATION                                              PAGE

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets - March 31, 2003
         (unaudited) and December 31, 2002                                   1-2

         Consolidated Statements of Operations - For the Three
         Months Ended March 31, 2003 and 2002 (unaudited)                      3

         Consolidated Statements of Cash Flows - For the Three
         Months Ended March 31, 2003 and 2002 (unaudited)                      4


         Notes to Consolidated Financial Statements                            5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                   9


Item 3.  Quantitative and Qualitative Disclosures About Market Risk           12

Item 4.  Controls and Procedures                                              13

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                     13

         Signatures                                                           14

                   AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                                                                              03/31/03         12/31/02
                                                                                            --------------  ---------------
                                                                                              (UNAUDITED)
Current assets:
   Cash and cash equivalents                                                            $       2,402,657  $     4,142,377
                                                                                            --------------  ---------------
   Accounts receivable:
      Trade accounts receivable                                                                 3,321,388        3,182,984
      Advance payment receivables, net of allowance for doubtful accounts of
        $303,759 and $289,147 at March 31, 2003 and December 31, 2002, respectively             3,013,323        3,322,057
      LEC billing and collection fees receivable                                                5,475,108        4,285,232
                                                                                            --------------  ---------------
          Total accounts receivable                                                            11,809,819       10,790,273
                                                                                            --------------  ---------------

   Receivable from OAN                                                                          5,584,555        5,484,364
   Other receivables                                                                               50,818           11,825
   Current portion of deposits with LECs                                                                -        1,300,000
   Other current assets                                                                           804,787          600,155
                                                                                            --------------  ---------------
          Total current assets                                                                 20,652,636       22,328,994
                                                                                            --------------  ---------------

Property and equipment:
   Computer equipment and software                                                              5,519,866        5,538,422
   Furniture and fixtures                                                                         480,346          487,410
   Leasehold improvements                                                                         199,608          199,608
   Accumulated depreciation and amortization                                                   (2,735,591)      (2,510,046)
                                                                                            --------------  ---------------
          Property and equipment, net                                                           3,464,229        3,715,394
                                                                                            --------------  ---------------

Other assets:
   Goodwill, net                                                                                5,577,735        5,577,735
   Deposits with LECs, net of current portion                                                   1,447,527        1,470,648
   Notes receivable due from related parties, net of allowance of $881,110                        382,700          382,700
   Investments in affiliates                                                                       93,172           93,172
   Purchased contracts, net of accumulated amortization of $416,763 and
     $404,263 at March 31, 2003 and December 31, 2002, respectively                                87,500          100,000
   Capitalized financing fees, net of accumulated amortization of $269,963
     and $215,970 at March 31, 2003 and December 31, 2002, respectively                           493,265          547,258
   Other assets                                                                                       854              854
                                                                                            --------------  ---------------
          Total other assets                                                                    8,082,753        8,172,367
                                                                                            --------------  ---------------

          Total assets                                                                  $      32,199,618  $    34,216,755
                                                                                            ==============  ===============

The accompanying notes are an integral part of these consolidated financial statements.

                   AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS-(CONTINUED)
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                                  -------------   -------------
                                                                                    03/31/03        12/31/02
                                                                                  -------------   -------------
                                                                                    (UNAUDITED)
Current liabilities:
   Lines of credit                                                             $     3,320,016 $     6,076,312
   LEC billing and collection fees payable                                           2,871,835       2,815,057
   Trade accounts payable                                                              219,479         511,304
   Accrued liabilities                                                                 523,823         861,701
   Current portion of customer cure liability                                          317,701         317,701
   Deposits and other payables related to customers                                 30,410,742      28,718,804
                                                                                  -------------   -------------
           Total current liabilities                                                37,663,596      39,300,879
                                                                                  -------------   -------------

Non-current liabilities:
   Notes payable to related party                                                      680,681         680,681
   Customer cure liability, net of current portion                                     977,760       1,011,461
                                                                                  -------------   -------------
           Total non-current liabilities                                             1,658,441       1,692,142
                                                                                  -------------   -------------

Redeemable preferred stock:
   Series A; $0.01 par value, 391,667 shares authorized, issued and
      outstanding (liquidation preference of $391,667)                                 391,667         391,667
   Series B; $0.01 par value, 390,000 shares authorized, issued and
     outstanding (liquidation preference of $390,000)                                  390,000         390,000
   Series C; $0.01 par value, 40,000 shares authorized,  issued and
     outstanding (liquidation preference of $40,000)                                    40,000          40,000
   Series D; $0.01 par value, 1,500,000 shares authorized, issued and
     and outstanding (liquidation preference of $1,500,000)                          1,500,000       1,500,000
                                                                                  -------------   -------------
           Total redeemable preferred stock                                          2,321,667       2,321,667
                                                                                  -------------   -------------

Commitments and contingencies

Stockholders' deficit:
   Preferred stock:
       Series G; $0.01 par value, 1,140,126 shares authorized, issued and
         outstanding (liquidation preference of $11,401)                                11,401          11,401
       Series H; $0.01 par value, 1,600,000 shares authorized, issued and
         outstanding (liquidation preference of $1,600,000)                             16,000          16,000
       Series I; $0.01 par value, 500,000 shares authorized, issued and
         outstanding (liquidation preference of $500,000)                                5,000           5,000
   Common stock: $0.01 par value, 20,000,000 shares authorized, 1,267,955 issued        12,680          12,680
   Additional paid-in capital                                                       12,061,316      12,098,816
   Accumulated deficit                                                             (21,150,023)    (20,841,370)
   Treasury stock, at cost, 379,472 common shares                                     (381,617)       (381,617)
   Subscription notes receivable, net of allowance of $125,000                         (18,843)        (18,843)
                                                                                  -------------   -------------
           Total stockholders' deficit                                              (9,444,086)     (9,097,933)
                                                                                  -------------   -------------

           Total liabilities and stockholders' deficit                         $    32,199,618  $   34,216,755
                                                                                  =============   =============

The accompanying notes are an integral part of these consolidated financial statements.

                   AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       (UNAUDITED)
                                                              ------------------------------
                                                                     THREE MONTHS ENDED
                                                                          March 31,
                                                              ------------------------------
                                                                   2003            2002
                                                              -------------  ---------------

Revenues                                                      $  8,817,970   $   11,179,661

Cost of revenues                                                (5,942,383)      (8,027,725)
                                                               ------------    -------------

     Gross profit                                                2,875,587        3,151,936

Operating expenses                                              (3,148,563)      (3,868,731)
Advance funding program income                                      78,761           43,933
                                                               ------------    -------------

     Operating loss                                               (194,215)        (672,862)
                                                               ------------    -------------

Other income (expense):
   Interest expense                                               (114,438)         (40,011)
   Other, net                                                            -         (123,871)
                                                               ------------    -------------

     Total other expense                                          (114,438)        (163,882)
                                                               ------------    -------------

Income tax benefit                                                       -          284,493

                                                               ------------    -------------

Net loss                                                          (308,653)        (552,251)
                                                               ------------    -------------

   Less dividend earned on preferred stock                         123,192          123,192
                                                               ------------    -------------

Net loss attributable to common shareholders                  $   (431,845)  $     (675,443)
                                                               ============    =============


Per share data:

Basic and diluted net loss per share                          $      (0.49)  $        (0.56)
                                                               ============    =============

Weighted average number of common shares outstanding:

   Basic common shares                                             888,483        1,198,906
                                                               ============    =============

   Diluted common shares                                           888,483        1,198,906
                                                               ============    =============


The accompanying notes are an integral part of these consolidated financial statements.

                   AVERY COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         (UNAUDITED)
                                                                             ------------------------------------
                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                              -----------------------------------
                                                                                    2003              2002
                                                                              -----------------  ----------------
                                                                                                    (RESTATED)
Cash flows from (used in) operating activities:
   Net loss                                                                   $       (308,653)  $      (552,251)
   Deferred income taxes                                                                     -          (284,493)
   Depreciation and amortization                                                       292,038           223,669
   Writeoff of property and equipment                                                   34,568                 -
   Investment asset surrendered in exchange for royalty obligation                           -            30,100
   Change in  operating assets and liabilities:
     Trade accounts receivable                                                        (138,404)       (1,102,376)
     Advance payment receivables                                                       308,734            60,177
     Other current assets                                                             (204,632)         (605,963)
     Deposits with LECs                                                              1,323,121           352,323
     Other receivables                                                              (1,329,060)       (1,564,734)
     LEC billing and collection fees payable                                            56,778           (79,100)
     Trade accounts payable and accrued liabilities                                   (663,404)        1,107,381
     Income taxes payable                                                                    -           (51,500)
     Deposits and other payables related to customers                                1,691,938        (2,988,170)
     Other assets                                                                            -            (5,893)
                                                                                ---------------    --------------

       Net cash provided by (used in) operations                                     1,063,024        (5,460,830)
                                                                                ---------------    --------------

Cash flows from (used in) investing activities:
   Purchase of property and equipment                                                   (8,948)         (123,127)
                                                                                ---------------    --------------

         Net cash used in investing activities                                          (8,948)         (123,127)
                                                                                ---------------    --------------

Cash flows from (used in) financing activities:
   Proceeds (repayments) from line of credit, net                                   (2,756,296)        2,767,278
   Purchase of treasury stock                                                                -           (33,137)
   Payment of preferred stock dividends                                                (37,500)          (37,500)
                                                                                ---------------    --------------

         Net cash provided by (used in) financing activities                        (2,793,796)        2,696,641
                                                                                ---------------    --------------

Decrease in cash                                                                    (1,739,720)       (2,887,316)

Cash at beginning of period                                                          4,142,377         5,422,202
                                                                                ---------------    --------------

Cash at end of period                                                         $      2,402,657   $     2,534,886
                                                                                ===============    ==============


Supplemental disclosures:
   Interest paid                                                              $        114,438   $        40,011
                                                                                ===============    ==============

   Income taxes paid                                                          $              -   $        51,500
                                                                                ===============    ==============

The accompanying notes are an integral part of these consolidated financial statements.

AVERY COMMUNICATIONS, INC.
NOTES TO FINANCIAL STATEMENTS




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

            o HBS Billing Services Company ("HBS"), which provides billing and collection clearinghouse services to telecommunications customers; and

            o     Aelix,  Inc.  ("Aelix"),   which  offers  intelligent  message
                  communication services and call center support services.


         Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could vary from the estimates that were used.


         Certain prior period amounts have been reclassified to conform to the 2003 presentation.


         In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. This filing should be read in conjunction with the Company's annual report on Form 10-K/A for the year ended December 31, 2002.





         NOTE 2.  LIQUIDITY


         The Company incurred a net loss of $0.3 million during the three months ended March 31, 2003. The Company's operating activities provided $1.1 million of cash during the same three month period, and at March 31, 2003, stockholders' deficit is $9.4 million. The Company is optimistic that it will achieve profitability during 2003, based largely upon cost reductions realized through a consolidation of operations and incremental income from newly introduced business services. Accordingly, the Company does not anticipate the need over the foreseeable future for additional financing or capital (excluding funding from the existing line of credit) to fund continuing operations.


         Revenue during the first three months of 2003 decreased by $2.4 million compared to the same period in 2002. Revenue from clearinghouse services is declining as a result of a decrease in the volume of call records processed on behalf of our customers. The Company's customers, typically long distance network resellers, have been adversely affected by increased usage of cell phones and prepaid phone cards and greater consumer reliance on local exchange carriers ("LECs") for long distance service. The Company is attempting to increase revenue through the acquisition of complementary businesses and through the offering of new services, such as 900 area code business billing and the Aelix message communication and call center support services. The Company's intention is to make acquisitions or expand into markets which will leverage its existing infrastructure.


         The Company's working capital position at both March 31, 2003 and December 31, 2002 was a negative $17.0 million. The Company can operate with significant negative working capital because a significant portion of current liabilities do not require payment in the near future. For example, current liabilities at March 31, 2003 include approximately $7 million of deposits from customers which are not typically refunded in the ordinary course of business. The customer deposits would be refundable over time, typically over 18 months, and only if the customer were to significantly reduce the volume of business done with the Company or terminate its relationship. Most customers have experienced lower call record volumes over the past year, and such volume reductions have reduced certain categories of deposits from customers. The Company has not historically experienced any material loss of customers in its business in any one year.




      NOTE 3.  NEW ACCOUNTING STANDARDS
      In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" ("SFAS No. 148"). This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for fiscal years ending after December 15, 2002. We adopted the disclosure requirements of SFAS No. 148 effective December 15, 2002. We adopted this statement effective January 1, 2003, and the adoption of this standard had no material effect on our financial condition, cash flows or results of operations.

      NOTE 4.     STOCK BASED COMPENSATION
      We account for stock-based employee compensation using the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations. As such, compensation expense is recorded on the date of grant to the extent the current market price of the underlying stock exceeds the exercise price. We recorded no compensation expense in the quarters ended March 31, 2003 and 2002. If we had determined compensation based on the fair value at the grant date for the stock options under SFAS No. 123, as amended by SFAS No. 148, net loss per share would not have been materially different for the quarters ended March 31, 2003 and 2002.

                                                                                (UNAUDITED)
                                                                       --------------------------------
                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                       --------------------------------
                                                                            2003             2002
                                                                       ----------------  --------------


Net loss attributable to stockholders, as reported                     $      (431,845)  $    (675,443)
   Add: Stock based employee compensation expense (credit) included
        in reported net loss                                                         -               -
   Deduct: Stock based employee compensation expense determined
        under fair value based method                                                -               -

                                                                         --------------   -------------
Pro forma net loss attributable to common stockholders                 $      (431,845)  $    (675,443)
                                                                         ==============   =============


   Basic as reported                                                   $         (0.49)  $       (0.56)
                                                                         ==============   =============

   Diluted as reported                                                 $         (0.49)  $       (0.56)
                                                                         ==============   =============

   Pro forma - Basic                                                   $         (0.49)  $       (0.56)
                                                                         ==============   =============

   Pro forma - Diluted                                                 $         (0.49)  $       (0.56)
                                                                         ==============   =============



      NOTE 5.  INCOME TAXES
      During the three months ended March 31, 2003, the Company recorded no provision for income taxes (and related deferred tax assets) due to the uncertainty of generating future taxable income to offset any deferred tax assets. The prior year income tax provision differed from expected taxes of 34% because of items permanently not deductible for income tax reporting purposes.

         NOTE 6.  NET LOSS PER COMMON SHARE


         Basic and diluted net loss per share are computed by dividing the net loss, plus preferred stock dividends earned of $123,192 for each of the three month periods ended March 31, 2003 and 2002 by the weighted average number of shares of common stock outstanding during the respective periods. The effect of the preferred stock dividend on the basic and diluted loss per common share was $0.14 and $0.10 per weighted average common share outstanding for the three month periods ended March 31, 2003 and 2002, respectively.


         Diluted net loss per share equals basic loss per share because of the anti-dilutive effect of outstanding options, warrants and instruments convertible into common stock. If all outstanding options and warrants to purchase common stock were exercised, and if all instruments convertible into common stock were so converted, then the additional common stock outstanding would approximate 870,000 equivalent shares at March 31, 2003.



         NOTE 7.  CERTAIN TRANSACTIONS


         On March 9, 2001, HBS' largest customer, which accounted for 24% of our revenue in 2002, filed a voluntary petition for protection under Chapter 11 of the U. S. Bankruptcy Code in connection with the reorganization of its parent company. The customer's volume of call records processed has declined since the bankruptcy filing, but the decline in volume is believed to be attributable to general industry trends. As of March 31, 2003, the filing has had no material adverse effect on HBS' business relationship with this customer, and, based upon conversations between the managements of the two companies, we do not currently anticipate that the filing will materially adversely affect the relationship with this entity in the future.


         In connection with our purchase of assets from Qorus.com, Inc. ("Qorus") in November 2001 (which resulted in the formation of Aelix), we agreed to pay Qorus a royalty amount equal to five percent (5%) of the net after-tax income, if any, generated by the acquired intelligent message communications service for a period of five years following the closing date. Pursuant to an agreement among the parties entered into in March 2002, Qorus agreed to eliminate this royalty obligation in exchange for our (i) cash payment in the amount of $100,000; (ii) return of all 3,010,000 common shares of Qorus held by us; and (iii) agreement to cancel all unexercised options to purchase 1,066,500 common shares of Qorus at a price of $0.01 per share. At December 31, 2001, the investment in Qorus was recorded in our financial statements at $30,100. During the first quarter of 2002, we recorded an expense of $130,100 in connection with this transaction.


         On January 3, 2002, we advanced the sum of $200,000 to Norlenton Investments, one of our shareholders, in exchange for a recourse promissory note. The balance due under the note totaled $200,000 at December 31, 2002. The note bore interest at 6% and called for the repayment of all principal and interest on January 3, 2003. On January 3, 2003, the note was exchanged for a new 6% note totaling $212,000, which matures on January 3, 2005. The note is secured by 38,881 shares of our common stock.


         In connection with the spin-off of our former subsidiary, Primal Solutions, Inc. ("PSI"), we advanced certain former PSI stockholders $1,563,500 on July 31, 2000 in exchange for promissory notes. The notes are non-recourse, bear interest at 6.6% per annum and were originally due on July 31, 2002. During the third quarter of 2001, we established a reserve of $810,000 against those notes receivable, due to the excess of the amount due over the stock value. In January 2002, notes with a face value of $878,500 were assigned to an unrelated party, and the maturity date of such assigned notes was extended to July 31, 2006. During the second quarter of 2002, we added $400,000 to the reserve based upon a further decline in the value of the stock collateralizing such notes. On July 31, 2002, notes with a face value of $685,000 (and a net carrying value of $170,000) were cancelled in exchange for surrender of the related collateral of 1,010,367 shares of our non-dividend bearing Series G preferred stock. At March 31, 2003, the $878,500 of outstanding notes

(with a net carrying value of $182,700) are secured by 1,140,126 shares of our non-dividend bearing Series G preferred stock (which are convertible into 159,076 shares of our common stock).



         NOTE 8.  COMMITMENTS AND CONTINGENCIES

         On August 3, 2001, ACI completed the acquisition of certain assets from OAN Services, Inc. ("OAN"). OAN had filed a bankruptcy petition under Chapter 11 of the U.S. Bankruptcy Code earlier in 2001. During 2002, one of the major pre-petition creditors of OAN appealed certain of the bankruptcy court's rulings relative to the disbursement of OAN's funds to creditors after the bankruptcy filing. During the third quarter of 2002, the pre-petition creditor succeeded in obtaining a ruling from an appeals court which remanded the case back to the bankruptcy court for reconsideration of its earlier rulings. The creditor has put many of ACI's customers on notice that all or a portion of OAN's disbursements to them which were previously approved by the bankruptcy court may be disgorged. We are not a party to the bankruptcy filing or any appeal of the bankruptcy court's rulings. We do not believe that the ultimate resolution of this dispute will have a material adverse effect on our results of operation or financial position; however, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of the dispute would not have a material adverse effect on our results of operations or financial position for the fiscal period in which such resolution occurred.


         We are involved in various other claims and regulatory proceedings arising in the ordinary course of business. We believe it is unlikely that the final outcome of any of the claims or proceedings to which we are a party will have a material adverse effect on our financial position or results of operations; however, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our results of operations or financial position for the fiscal period in which such resolution occurred.



         NOTE 9.  RECEIVABLE FROM OAN


      At March 31, 2003 and  December  31,  2002,  the  Company  had  recorded a receivable from OAN in the amount of $5.6 million and $5.5 million, respectively, which at the respective dates is the excess of consideration paid over the actual assets and liabilities transferred to it at the respective dates. The receivable from OAN arose primarily because ACI paid for the acquisition of deposits held by LECs which have not yet been conveyed to the Company under the terms of the purchase contract and because of other adjustments to the purchase price of $3.7 million. Management believes the receivable is collectible in light of the solvency of the party and its perceived intention to pay.




         NOTE 10.  GOODWILL

      Goodwill recorded on our financial statements at March 31, 2003 and December 31, 2002 was $5.6 million. Goodwill results from the difference between the purchase price paid and liabilities assumed by Avery over the estimated fair market value of the assets of HBS and Aelix, including any post-closing increases to goodwill resulting from earn out payments or similar adjustments. Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("FAS No. 142") requires that goodwill recorded on acquisitions completed prior to July 1, 2001 be amortized through December 31, 2001. Effective January 1, 2002, goodwill is no longer amortized in periodic equal pre-determined charges, but will instead be tested for impairment as set forth in the statement. The Company adopted FAS No. 142 effective January 1, 2002.

      The Company has performed the required transitional and annual impairment tests in accordance with the rules contained in SFAS No. 142. In connection with the annual impairment test, the Company obtained an independent valuation. On the basis of the independent valuation and management's analyses, the

Company concluded that its enterprise value was greater than the carrying value and accordingly concluded that there is no impairment of goodwill.

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


ITEM 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


         General

         Avery is a telecommunications service company with multiple service offerings, including billing and collection services for inter-exchange carriers and long-distance resellers and intelligent message communication services to the travel, hospitality, transportation and telecommunications call center sectors.
         Our billing and collection service is provided by our wholly owned subsidiaries, HBS Billing Services Company and ACI Billing Services, Inc. Both subsidiaries operate as a third party clearinghouse. Customers, principally long distance service resellers, submit their billing records to us. We aggregate records from all of our customers and present them to local exchange carriers, such as regional Bell operating companies. The local exchange carriers include the submitted charges on monthly phone bills sent to end-users. The local exchange companies remit collected funds to us, generally 45 to 60 days after we submit our customers' billing records to them. We then remit such funds to our customers, after withholding our fees and other expenses.
         Our intelligent message communication service is provided through our wholly owned subsidiary, Aelix, Inc., which we acquired on November 20, 2001. Aelix's services enable users to improve their customer relationships and improve efficiency of call center operations. Aelix's services enable secure, real time, bi-directional communications between companies and their customers or to other parties through a number of different media and devices worldwide. During 2002, our clearinghouse service subsidiaries adopted Aelix's technology platform to improve service levels and improve efficiencies in their call center.
         This Quarterly Report on Form 10-Q contains certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company that are based on the beliefs of our management as well as assumptions made by and information currently available to our management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, one time events and other factors described herein and in other filings made by the Company with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. We do not intend to update these forward-looking statements.

         GENERAL

         The following is a discussion of the consolidated financial condition and results of operations for the three month periods ended March 31, 2003 and 2002. It should be read in conjunction with the Consolidated Financial Statements, the notes thereto and other financial information included elsewhere in this report, and the Company's Annual Report on Form 10-K/A for the year ended December 31, 2002 and Form 10-KSB/A for the year ended December 31, 2001. For purposes of the following discussion, references to year periods refer to the Company's fiscal year ended December 31 and references to quarterly periods refer to the Company's fiscal three month periods ended March 31, 2003 and 2002.

         RESULTS OF OPERATIONS

         The  following  table  presents   certain  items  in  our  Consolidated
Statements of Operations for the three months ended March 31, 2003 and 2002:


                                                       (UNAUDITED)
                                              ------------------------------
                                                   THREE MONTHS ENDED
                                                        March 31,
                                              ------------------------------
                                                  2003            2002
                                              -------------  ---------------
                                                     (In Thousands)

Revenues                                      $      8,818   $       11,180

Cost of revenues                                    (5,942)          (8,028)
                                               ------------    -------------

     Gross profit                                    2,876            3,152

Operating expenses                                  (3,070)          (3,825)
                                               ------------    -------------
     Operating loss                                   (194)            (673)
Other income (expense), net                           (115)            (163)
Income tax benefit                                       -              284
                                               ------------    -------------
     Net loss                                 $       (309)  $         (552)
                                               ============    =============



         THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002


         Operating Revenues

         Our revenues are derived primarily from the provision of billing clearinghouse and information management services to direct dial long distance carriers and operator services providers ("Local Exchange Carrier billing" or "LEC billing"). To a lesser extent, revenues are also derived from enhanced billing services provided to companies that offer voice mail, paging and Internet services or other non-regulated telecommunications equipment and services, from billing services for entities which use 900 area code phone numbers and from electronic messaging services provided by Aelix. LEC billing fees charged by us include processing and customer service inquiry fees. Processing fees are assessed to customers either as a fee charged for each telephone call record or other transaction processed or as a percentage of the customer's revenue that is submitted by us to local telephone companies for billing and collection. Processing fees also include any charges assessed to us by local telephone companies for billing and collection services that are passed through to the customer. Customer service inquiry fees are assessed as a fee charged for each billing inquiry made by end users.

         Total revenue for the three months ended March 31, 2003 was $8.8 million, which was $2.4 million or 21.1% lower than the $11.2 million revenue in the first quarter in 2002. The revenue decline largely reflects a 48% decline in the volume of call records processed by the local exchange carrier billing services, offset by a more favorable mix of services. The decline in call records processed reflects increased consumer usage of cell phones and prepaid phone cards to make long distance calls. Call records for neither cell phones nor prepaid phone cards are typically processed through a billing clearinghouse. Additionally, some of the local exchange companies have begun to offer long distance service, which reduces the market share of the network resellers who typically use clearinghouse services.

         We are pursuing additional sources of revenue. The additional sources of revenue could arise from acquisitions or internal growth. We have engaged, from time to time, in discussions with various entities regarding potential acquisition of such entities. In order to achieve internal growth, we have introduced new services, such as 900 area code business billing and the Aelix message communication services. Our intention is to make acquisitions or expand into markets which will leverage our existing infrastructure.

         Cost of Revenues

         Cost of revenues consists principally of billing and collection fees charged to us by local telephone companies and related transmission costs, as well as all costs associated with the customer service organization, including staffing expenses and costs associated with telecommunications services. Billing and collection fees charged by the local telephone companies include fees that are assessed for each record submitted and for each bill rendered to its end-user customers. We achieve discounted billing costs due to our aggregated volumes, and we can pass these discounts on to our customers.

         Our gross profit margin in the first quarter of 2002 was 32.6%, compared to 28.2% in the first quarter of 2002. The increase in gross margin principally reflects a favorable change in mix of services. The favorable change in mix results principally from a greater proportion of 0+ and 900 area code billing services, which carry a higher margin than billing for 1+ telephone calls. Additionally, we were able to reduce personnel costs associated with the customer service function by consolidating into a single location during the second quarter of 2002.

         Operating Expenses

         Operating expenses are comprised of all selling, marketing and administrative costs incurred in direct support of our business operations. Operating expenses for the first quarter of 2003 were $3.1 million, compared to $3.8 million in the first quarter of 2002. The decrease in operating expenses reflects the consolidation of operations into a single facility during the second half of 2002, a corresponding reduction in employees and personnel costs and an overall reduction in overhead.

         Depreciation and Amortization

         Depreciation and amortization expense for the three months ended March 31, 2003 and 2002 was $292,038 and $223,669, respectively. The increase in expense during 2003 was attributable to the purchase of depreciable assets.

         Other Income (Expense), Net

         Other income (expense), net, in the first quarter of 2003 was an expense of $114,438 compared to an expense of $163,882 during the first quarter of 2002. Other expense in the first quarter of 2003 consisted exclusively of interest expense. Other expenses in the first quarter of 2002 consisted principally of $130,100 of expense related to payments to Qorus to eliminate a royalty obligation (see Note 7 to Consolidated Financial Statements) and $40,011 of interest expense.

         Income Taxes

         No income tax benefit was recorded during the first quarter of 2003, due to our decision to establish a full valuation allowance on all deferred tax assets, which was based on the uncertainty of our ability to generate taxable income and realize such assets in the future. During the first quarter of 2002, we recorded a tax benefit of $284,493. The latter tax benefit was reversed at December 31, 2002, when we elected to establish a full valuation allowance of all accumulated deferred tax assets.

         LIQUIDITY AND CAPITAL RESOURCES

         Our cash balance at March 31, 2003 was $2.4 million, compared to $4.1 million at December 31, 2002. Fluctuations in daily cash balances are normal due to the large amount of customer receivables that we collect and process on behalf of our customers. We receive money daily from local exchange carriers, but we ordinarily disburse such collected funds to our customers once each week.

         We incurred a net loss of $0.3 million during the three months ended March 31, 2003. Our operating activities provided $1.1 million of cash during the same three month period, and at March 31, 2003, our stockholders' deficit is $9.4 million. We are optimistic that we will achieve profitability during 2003, based largely upon cost reductions realized through a consolidation of operations and incremental income from newly introduced business services. Accordingly, we do not anticipate the need over the foreseeable future for additional financing or capital (excluding funding from the existing line of credit) to fund continuing operations.

         Our working capital position at both March 31, 2003 and December 31, 2002 was a negative $17.0 million. We can operate with significant negative working capital because a significant portion of our current liabilities do not require payment in the near future. For example, current liabilities at March 31, 2003 include approximately $7 million of deposits from customers which are not typically refunded in the ordinary course of business. The customer deposits would be refundable over time, typically over 18 months, and only if the customer were to reduce significantly the volume of business done with us or terminate its relationship. Most of our customers have experienced lower call record volumes during the past year, and such volume reductions have reduced certain categories of deposits from customers. We have not historically experienced any material loss of customers in our business in any one year.

         We maintain a $9 million line of credit to meet peak cash demands. The credit line includes a $6 million facility for working capital and a $3 million line to provide advance funding to customers. Our ability to borrow funds at any point in time is determined by our accounts receivable balance outstanding. At March 31, 2003, we had $2.9 million available under this credit line.

         Cash flow from operating activities. Net cash provided by operating activities was $1.1 million during the first quarter of 2003, compared to $5.5 million used during the first quarter of 2002. The $1.1 million of cash provided by operating activities during 2003 was principally attributable to a $1.7 million increase in deposits and other payables related to customers, a $1.3 million decrease in deposits maintained with LECs, a $0.3 million decrease in advance payment receivables and $0.3 million of depreciation and amortization offset by a $1.3 million increase in receivables for LEC billing and collection fees, a $0.7 million decrease in trade accounts payable and accrued liabilities and a $0.3 million net loss. The $5.5 million of cash used in operating activities during the first quarter of 2002 was principally attributable to a $3.0 million reduction of customer deposits and payables, a $1.6 million increase in other receivables, a $1.1 million increase in trade receivables and the $0.6 million net loss, offset by a $1.1 million reduction in trade accounts payable and accrued liabilities.

         Cash flow from investing activities. Cash used in investing activities was $8,948 during the first quarter of 2003 compared to $123,127 during the first quarter of 2002. The cash used in both periods was for the purchase of property and equipment.

         Cash flow from financing activities. Cash used by financing activities was $2.8 million during the first quarter of 2003 compared to $2.7 million provided during the first quarter of 2002. During the first quarter of 2003, we made $2.8 million of net repayments under our credit facility. During the first quarter of 2002, we had borrowed an additional $2.8 million net. We paid $37,500 of dividends on preferred stock in each of the periods.

         Our operating cash requirements consist principally of working capital requirements, scheduled debt service obligations, and payments of preferred dividends and capital expenditures. We are expecting improved operating income for 2003, largely as a result of an expense-reducing consolidation of operations, income from newly introduced business services and several expense reduction actions. We believe that cash flows generated from operations, together with borrowings under our existing line of credit, will be sufficient to fund working capital needs, debt and dividend payment obligations and capital expenditure requirements for the next twelve months.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

         We are exposed to market risk from changes in marketable securities (which consist of certificates of deposit). At March 31, 2003, our marketable securities were recorded at a fair value of approximately $256,000, with an overall weighted average return of approximately 2% and an overall weighted average life of less than one year. The marketable securities have exposure to price risk, which is estimated as the potential loss in fair value due to a hypothetical change of 20 basis points (10% of our overall average rate of return) in quoted market prices. This hypothetical change would have an immaterial effect on the recorded value of the marketable securities.

         We are not exposed to material future earnings or cash flow fluctuations from changes in interest rates on long-term debt since 100% of our long-term debt is at a fixed rate as of March 31, 2003. The fair value of our long-term debt at March 31, 2003 is estimated to be $0.7 million based on the 8% rate of the long-term debt and its maturity of 3.75 years, which is consistent with market rates currently available for loans of comparable duration and comparable risk.

         To date, we have not entered into any derivative financial instruments to manage interest rate risk and currently are not evaluating the future use of any such financial instruments.

         We do not have any exposure to foreign currency transaction gains or losses. Virtually all of our business transactions are in U.S. Dollars.


ITEM 4.  Controls and Procedures

         Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings.

         There have been no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





PART II OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K

         (A)      Exhibits


                  The exhibits are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

         (b)      Reports on Form 8-K


                  On March 7, 2003, the Company filed a Current Report on Form 8-K to report that its independent auditors, King Griffin & Adamson P.C. had resigned to allow its successor entity, KBA Group LLP, to be engaged as the Company's independent public accountants. On March 1, 2003, the Company engaged KBA Group LLP as its new independent accountants.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf, thereunto duly authorized.


                                            Avery Communications, Inc.

                                  (Registrant)

Date:  May 22, 2003                             /s/Patrick J. Haynes, III
       ---------------                    --------------------------------------
                                                Patrick J. Haynes, III
                                                Chairman of the Board


Date:  May 22, 2003                             /s/ Thomas C. Ratchford
       ---------------                    --------------------------------------
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


May 22, 2003                     /s/ Patrick J. Haynes, III
                                 --------------------------
                                 Patrick J. Haynes, III, Chief Executive Officer

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


May 22, 2003                        /s/ Thomas C. Ratchford
                                    -----------------------
                                    Thomas C. Ratchford, Chief Financial Officer

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

      2.10 Form of Pledge Agreement, which is attached as Exhibit 5-B to the Distribution Agreement (filed as Exhibit 2.3 to the Primal Form 8-K and incorporated by reference herein)

      2.11 Form of Irrevocable Proxy for Thurston Group, Inc., Patrick J. Haynes III and their affiliates relating to the common stock of Primal, which is attached as Exhibit 9-A to the Distribution Agreement (filed as Exhibit 2.4 to the Primal Form 8-K and incorporated by reference herein)

      2.12 Form of Irrevocable Proxy for the Old Primal Stockholders relating to the common stock of Avery, which is attached as Exhibit 9-B to the Distribution Agreement (filed as Exhibit 2.5 to the Primal Form 8-K and incorporated by reference herein)

      2.13 Indemnification Agreement, dated July 31, 2000, by and between Avery Communications, Inc., a Delaware corporation, John Faltys, Joseph R. Simrell, and David Haynes (filed as Exhibit 2.6 to the Primal Form 8-K and incorporated by reference herein)

      2.14 Asset Purchase Agreement among Qorus.com, Inc., TMT Holdings, Inc., Aelix, Inc. and Avery Communications, Inc. dated May 29, 2001 (filed as Exhibit 10.37 to the Quarterly Report on Form 10-QSB for the period ended June 30, 2001, filed by Qorus.com, Inc. (the "Qorus STET 10-QSB") and incorporated herein by reference thereto)

      2.15 First Amendment to Asset Purchase Agreement among Qorus.com, Inc., TMT Holdings, Inc., Aelix, Inc. and Avery Communications, Inc. dated October 17, 2001 (filed as Exhibit 10.56 to the Quarterly Report on Form 10-QSB for the period ended September 30, 2001, filed by Qorus.com, Inc. (the "Qorus 3Q 10-QSB") and incorporated herein by reference thereto)

      2.16 Asset Purchase Agreement among OAN Services, Inc., nTelecom Holdings Inc., OAN Services of Florida, Inc. and ACI Communications, Inc. dated May 25, 2001 (filed as Exhibit 2.1 to Avery's Current Report on Form 8-K dated August 3, 2001 (filed August 20, 2001) and incorporated herein by reference thereto)

      2.17 Management Support and Post-Petition Financing Agreement among OAN Services, Inc., nTelecom Holdings Inc., OAN Services of Florida, Inc. and ACI Communications, Inc. dated May 25, 2001 (filed as
            Exhibit 2.2 to Avery's Current Report on Form 8-K dated August 3, 2001 (filed on August 20, 2001) and incorporated herein by reference thereto)

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

      10.48 Receivables Sale Agreement dated as of December 19, 2001 among HBS Billing Services Company and ACI Billing Services, Inc., individually and collectively, and RFC Capital Corporation (filed as Exhibit 10.48 of the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002 by Avery Communications, Inc. and incorporated herein by reference thereto)

      10.49 Form of Non-Recourse Promissory Note, dated as of March 20, 2002, payable to Avery Communications, Inc. which is as restatement and replacement of a promissory note dated October 19, 2000 (filed as Exhibit 10.49 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 by Avery Communications, Inc. and incorporated herein by reference thereto)

      10.50 Letter dated November 8, 2002 from Textron Financial Corporation regarding the calculation of covenant compliance under Section 4.3(h) of the Receivables Sale Agreement dated as of December 19, 2001 among HBS Billing Services Company and ACI Billing Services, Inc., individually and collectively, and RFC Corporation (filed as
            Exhibit 10.50 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 by Avery Communications, Inc. and incorporated herein by reference thereto)

      10.51 Letter dated April 1, 2003 from Textron Financial Corporation regarding the calculation of covenant compliance under Section 4.3(e) of the Receivables Sale Agreement dated as of December 19, 2001 among HBS Billing Services Company and ACI Billing Services, Inc., individually and collectively, and RFC Corporation (filed as
            Exhibit 10.51 to the Annual Report on Form 10-K for the year ended December 31, 2002 by Avery Communications, Inc. and incorporated herein by reference thereto)

      11.1  Statement  Regarding  Computation  of Earnings  per Share  (filed as
            Exhibit 11.1 to the Prior Registration Statement and incorporated herein by reference thereto)

      21.1  Subsidiaries  of  Registrant  (filed  as  Exhibit  11.1 to the Prior
            Registration   Statement  and  incorporated   herein  by   reference
            thereto)

      99.1 Certificate of the Chief Executive Officer dated as of May 22, 2003 pursuant to the Sarbanes-Oxley Act of 2002 (filed herewith)

      99.2 Certificate of the Chief Financial Officer dated as of May 22, 2003 pursuant to the Sarbanes-Oxley Act of 2002 (filed herewith)

--------------

* Denotes a management contract or compensatory plan or arrangement.